Form 10-Q
period 1995-03-31
CAPITOL TRANSAMERICA CORP
filed 1995-05-12
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1995  Commission file number: 0-2047

             CAPITOL TRANSAMERICA CORPORATION (CTC)
     (Exact name of registrant as specified in its charter)

       A WISCONSIN CORPORATION                 39-1052658


       4610 University Avenue
         Madison,  Wisconsin                   53705-0900

 Registrant's telephone number, including area code: (608) 231-4450

  Securities registered pursuant to Section 12 (g) of the Act:

                  COMMON STOCK, $1.00 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES  X      NO

Based on the closing average of the high (17 1/4) and low price (16 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1995 was approximately
$112,915,721.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At March 31, 1995

                 Common Stock, $1.00 Par Value;


                       Issued:         6,882,575

                       Outstanding:    6,691,302


                        Total Pages:  20

               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 6

          Notes to Consolidated Financial Statements  7 - 8

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                9 - 11

          Condensed Statutory Financial
            Statements of Subsidiaries                  12


                             Part II

     Other Information and Exhibits

          Other Disclosures                             14

          Officers and Directors                        15

          Signatures                                    16

          Exhibit 1 (Press Release)                  17 - 20

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               March 31,     December 31,     March 31,
                                                                                 1995           1994            1994
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $605,837, $607,165
         and $614,795, respectively)                                       $    599,853    $    583,711    $    616,631
       State, municipal and political subdivision bonds (amortized
         cost $57,794,111, $55,980,952 and $53,548,043, respectively)        61,060,745      56,747,846      56,136,173
       Corporate bonds and notes (amortized cost $1,264,902,
         $2,256,865 and $2,099,302, respectively)                             1,238,341       2,197,810       2,168,832
       Common stock (cost $38,614,069, $32,295,835 and
          $27,689,320, respectively)                                         38,974,854      30,804,059      25,753,138
       Nonredeemable preferred stock (cost $2,443,496, $3,052,524
          and $3,944,750, respectively)                                       2,305,624       2,864,850       4,112,188
       Investment real estate, at cost, net of depreciation                   1,432,110       1,442,910       1,305,197
       Short-term investments, at cost which
          approximates fair value                                             9,365,085      10,143,960       3,667,391
              Total Investments                                             114,976,612     104,785,146      93,759,550

    Cash                                                                        538,295       1,253,320         751,337
    Accrued investment income                                                 1,308,418       1,366,123       1,214,885
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $277,260, $262,260 and $218,500, respectively  10,468,649       9,344,224      10,052,481
    Balances due from reinsurers                                                287,336         201,045         342,072
    Funds held by ceding reinsurers                                             137,422         137,422         137,422
    Reinsurance recoverable on unpaid losses                                     17,432          12,363         120,305
    Reinsurance recoverable on paid losses                                        4,451          54,259         274,526
    Deferred insurance acquisition costs                                      8,231,403       7,715,389       7,199,579
    Prepaid reinsurance premiums                                                662,030         627,038       1,078,491
    Due from securities brokers                                                    -              -             195,952
    Income taxes receivable                                                        -            481,711            -
    Deferred income taxes                                                          -          1,211,241         462,455
    Other assets                                                                673,358         443,914         640,970
              Total Assets                                                 $137,305,406    $127,633,195    $116,230,025



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,       March 31,
                                                                                     1995          1994              1994
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 20,452,434    $ 19,144,647    $ 16,663,255
      Reserve for loss adjustment expenses                                         9,168,306       8,330,676       4,726,693
      Unearned premiums                                                           27,360,355      26,794,249      23,829,273
         Total Policy Liabilities and Accruals                                    56,981,095      54,269,572      45,219,221

    Accounts payable                                                               3,649,668       3,913,672       3,674,445
    Due to securities brokers                                                        802,673         300,000       1,608,170
    Balances due to reinsurers                                                     1,319,059         901,055         623,238
    Accrued premium taxes                                                            128,283         269,722         149,699
    Income taxes payable                                                             383,722               -                -
    Deferred income taxes                                                            607,314               -         820,637
         Total Other Liabilities                                                   6,890,719       5,384,449       6,876,189

         Total Liabilities                                                        63,871,814      59,654,021      52,095,410


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 6,882,575, 6,877,596 and 6,866,023, respectively                  6,882,575       6,877,596       6,866,023
    Paid-in surplus                                                                7,949,591       7,931,671       7,890,659
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $1,175,381, $338,322
          and $302,856, respectively                                               2,281,622        (656,743)        587,897
    Retained earnings                                                             56,650,429      54,157,275      49,140,661

    Shareholders' investment before treasury stock                                73,764,217      68,309,799      64,485,240

    Treasury stock, 191,273, 191,273 and 193,148 shares,
          respectively, at cost                                                     (330,625)       (330,625)       (350,625)

          Total Shareholders' Investment                                          73,433,592      67,979,174      64,134,615

          Total Liabilities and Shareholders' Investment                        $137,305,406    $127,633,195    $116,230,025

    Book Value Per Share                                                        $      10.97    $      10.17    $       9.61

    Shares Outstanding                                                             6,691,302       6,686,323       6,672,875

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    For The Three Months Ended March 31, 1995 and 1994


                                                                                       1995            1994
    REVENUES
       Premiums earned                                                          $   13814920    $   12335659
       Net investment income                                                         1543149         1237187
       Realized investment gains                                                       20225           11981
       Other revenues                                                                  98084           15910
        Total Revenues                                                              15476378        13600737

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                               4805947         4603294
       Loss adjustment expenses incurred                                             2123575         1257589
       Underwriting, acquisition and
          insurance expenses                                                         4691449         4169960
       Increase in deferred insurance
          acquisition costs                                                          -516014         -268563
       Other expenses                                                                 282408          265724
         Total Losses and Expenses Incurred                                         11387365        10028004

    Income from operations before
       income taxes                                                                  4089013         3572733

    Income tax expense (benefit)
       Current                                                                        974664         1098214
       Deferred                                                                        81260         -154428
                                                                                     1055924          943786

    Net Income                                                                  $    3033089    $    2628947


    INCOME PER SHARE                                                            $       0.45    $       0.40


    Weighted Average Number of Shares Outstanding                                    6681237         6643869

                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           March 31,      December 31,     March 31,
                                                                             1995             1994            1994
    Cash flows provided by operating activities:
     Net Income                                                         $ 3,033,089      $  9,247,240    $  2,628,947
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                   79,162           344,328          75,371
              Realized investment (gains) losses                            (20,225)          106,188         (11,981)
              Change in:
                  Deferred insurance acquisition costs                     (516,014)         (784,373)       (268,563)
                  Unearned premiums                                         566,106         3,466,567         501,591
                  Allowance for doubtful accounts receivable from agents     15,000            60,000          15,000
                  Accrued investment income                                  57,705           (26,674)        124,564
                  Receivables from agents, insureds and others           (1,139,425)         (415,046)     (1,078,303)
                  Balances due to/from reinsurers                           331,713            55,481        (363,363)
                  Reinsurance recoverable on paid and unpaid losses          44,739           117,133        (211,076)
                  Funds held by ceding reinsurers                              -               (2,829)         (2,829)
                  Income taxes payable                                    1,089,025        (2,000,010)       (697,662)
                  Deferred income taxes                                      81,260          (262,036)       (154,428)
                  Due to/from securities brokers                            502,673         2,651,078       3,763,296
                  Prepaid reinsurance premiums                              (34,992)          601,845         150,392
                  Other assets                                              (36,558)          504,974         241,357
                  Reserve for losses and loss adjustment expenses         2,145,417         8,155,874       2,070,499
                  Accounts payable                                         (264,004)         (239,443)       (480,658)
                  Accrued premium taxes                                    (141,439)            6,432        (113,591)
                          Net cash provided by operating activities       5,793,232        21,586,729       6,188,563

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments              211,577         1,895,147       2,197,978
         Purchases of available-for-sale investments                     (9,158,023)      (26,596,166)     (9,021,270)
         Maturities of available-for-sale investments                     3,218,671         6,074,710       1,290,298
         Purchase of depreciable assets                                    (268,077)         (320,920)        (49,135)
                          Net cash used for investing activities         (5,995,852)      (18,947,229)     (5,582,129)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                               (535,304)       (2,938,618)     (1,334,950)
         Stock options exercised                                             22,899           139,710          87,125
         Net proceeds from sale (purchase) of treasury stock                    -               8,444         (11,556)
                          Net cash used for financing activities           (512,405)       (2,790,464)     (1,259,381)

         Net decrease in cash                                              (715,025)         (150,964)       (652,947)
         Cash, beginning of period                                        1,253,320         1,404,284       1,404,284
         Cash, end of period                                            $   538,295      $  1,253,320    $    751,337

    Cash paid during the year for:
         Income taxes                                                   $ 4,775,000      $  5,427,361    $  1,795,876
         Interest                                                               -                 -               -

                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1995

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1994, and the Consolidated Statement of Cash Flows as of December 31, 1994, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the June 15, 1992 three-for-two and the June 14, 1991 five-for-four stock splits effected as stock dividends. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the 1995 presentation.

   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         Pior periods' information has been restated to reflect the applicable stock splits.

   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 4,979 options exercised during the three months ended March 31, 1995 and there were 19,613 options exercised during the three Months ended March 31, 1994. For further information regarding stock options refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1994 annual report.

   (5)   Dividends
         1995
         On January 27, 1995 a cash dividend of $.08 per share was declared to shareholders of record March 17 and paid March 31 in the amount of $534,304.

         1994
         On October 28, 1994 a cash dividend of $.08 per share was declared to shareholders of record December 15 and paid December 30 in the amount of $534,907.

         On July 29, 1994 a cash dividend of $.08 per share was declared to shareholders of record September 15 and paid September 30 in the amount of $534,585.

         On May 3, 1994 a cash dividend of $.08 per share was declared to share-holders of record June 15 and paid June 30 in the amount of $534,176.

         On January 28, 1994 a regular cash dividend of $.08 per share and an extra cash dividend of $.12 per share were declared to shareholders of record March 4 and paid March 18 in the amount of $1,334,950.

   (6)   Investments
         Fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' investment net of taxes. The cost of fixed maturities is adjusted for amortization of premiums and discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than tempo-rary are written down through the statement of income to carrying values equal to their estimated fair values.

         Investment real estate is carried at cost net of accumulated deprecia-tion of $92,930, $82,130 and $52,000 as of March 31, 1995, December 31,
         1994 and March 31, 1994, respectively.

         Cost of investments sold is determined under the specific identifica-tion method.

   (7)   Contingent Liabilities
         The Company is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses alledgedly related to risks insured by the Company. In the opinion of management, such lawsuits are routine in that they result from the ordinary course of business in the insurance industry. The reserve for losses includes management's estimates of the probable ultimate cost of settling all losses involving lawsuits.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 33 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 80% of the business written while the fidelity-surety segment accounts for approximately 20% of the Company's business.

The underwriting cylcles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by inade-quate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims which in turn are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in considerable reduction in underwriting profitability for the industry as a whole.

Inflation also has a significant impact on the insurance industry in general, as well as on the Company. Inflation creates higher claim costs, which are then matched currently against premiums whose rating statistics were developed from data of previous years. In recent inflationary periods, this has led to inade-quate rate structures, since rate regualtors are slow to grant rate adjustments at times when the overall economy is in an inflationary cycle. Studies have shown that premium rates trail the claim experience by a period of two years or more. Adequate premium rates continue to be of concern to the Company and the property casulaty industry as a whole.

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. However, based on its operating results the Company is in a peak period as it continues to generate considerable underwriting profits. The Company's increase in premiums earned has been strictly due to volume increases resulting from new product lines, expansion of coverages and entry in-to new geographic territories. The ability to maintain a steady combined ratio, typically 20 to 25 points below the industry average, is due to its basic phi-losophy of generating underwriting profits. When the industry's cycle reverses, the Company will be in an excellent position to take advantage of premium rate increases which will benefit the Company's overall profitability.

For the quarter ended March 31, 1995 gross premiums written were $14,903,166 compared with $58,564,342 for the year ended December 31, 1994 and $13,664,970 at March 31, 1994.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $13,814,920, $52,461,456 and $12,335,659 for the respective periods; and net unearned premiums were $27,360,355, $26,794,249 and $23,829,273 at each respective period.

                                  March 31,    December 31,   March 31,
                                    1995          1994          1994
     Gross Premiums Written       $14,903,166   $58,564,342   $13,664,970
     Reinsurance Ceded                557,132     1,912,401       586,475
     Net Premiums Written         $14,346,034   $56,651,941   $13,078,495
     Net Premiums Earned          $13,814,920   $52,461,456   $12,335,659
     Net Unearned Premium Reserve $27,360,355   $26,794,249   $23,829,273

The Company's underwriting results can be measured by reference to the combined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Loss and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:
                                                 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):      1995            1994             1994
          Loss and Loss Adjustment Expenses         50.4%           52.3%            46.7%
          Underwriting Expenses                     33.8%           32.4%            33.5%
          Combined Ratios                           84.2%           84.7%            80.2%

The Company's combined loss and expense ratios compare very favorably with the industry average of 108.5% for 1994.

REINSURANCE

The Company follows the customary practice of reinsuring with other companies, i.e., ceding a portion of its exposure on the policies it has written. This pro-gram of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually serious oc-currences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain pro-tection that should be adequate to ensure the availability of funds for losses while maintaining future growth.

NET INVESTMENT INCOME AND REALIZED GAINS

In accordance with SFAS No. 115, the Company's fixed maturities and equity se-curites are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as a separate component of shareholders investment.

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or dis-count. Dividends on equity securities are recorded as income on ex-dividend dates.

                                        March 31,          December 31,          March 31,
Investments:                              1995                1994                 1994
     Invested Assets                    $ 114,976,612       $ 104,785,146       $  93,759,550
     Net Investment Income                  1,543,149           5,359,606           1,237,187
     Percent of Return to
       Average Carrying Value                   5.7%                5.6%                5.3%
     Realized Gains (Losses)                    20,225           (106,188)         (4,366,105)

The $4,452,000 increase in unrealized gains for 1995 was composed of a $2,550,000 increase in fixed maturities and a $1,902,000 increase in equity se-curities. The Company has already gained back 71% of the unrealized losses ex-perienced in 1994 and the outlook appears bright for the remainder of 1995 as economy continues to prosper. Net investment income for the first quarter of 1995 was up 25% over the first quarter of 1994. Net unrealized gains (losses) were $3,457,004. ($995,065) and $890,753 as of March 31, 1995, December 31, 1994
and March 31, 1994, respectively.

INCOME TAXES

Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal in-come taxes arise from timing differences between the recognition of income de-termined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums, and discounting the claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses.

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses was $29,620,740 as of March 31, 1995 compared with $27,475,323 as of December 31, 1994 and $21,389,948 as of March 31, 1994. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.7%, 82.1% and 80.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     March 31, 1995, December 31, 1994 and March 31, 1994

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              1995                 1994            1994
    ASSETS
    Cash and Invested Assets                       $        103,025,995         $ 96,224,984    $ 81,833,251
    Other Receivables                                        10,370,461           10,069,285      11,101,031
    Total Assets                                   $        113,396,456         $106,294,269    $ 92,934,282
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         29,062,333         $ 26,829,156    $ 20,767,331
    Unearned Premiums                                        26,698,325           26,167,211      22,424,270
    Other Payables                                           15,853,862           12,645,939      12,997,103
    Total Liabilities                                        71,614,520           65,642,306      56,188,704
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     41,781,936           40,651,963      36,745,578
    Total Liabilities and Capital                  $        113,396,456         $106,294,269    $ 92,934,282

    Statements of Income
    Premiums Earned                                $         13,816,021         $ 51,476,687    $ 11,885,485
    Underwriting Deductions                                  11,907,898           45,441,802       9,927,348
    Net Underwriting Gain                                     1,908,123            6,034,885       1,958,137
    Investment Income Including Sales                         1,257,257            4,287,368       1,027,435
    Other Income (Expense)                                       74,756              (40,763)         15,910
    Income Tax Expense                                          829,531            2,865,727         962,732
    Net Income                                     $          2,410,605         $  7,415,763    $  2,038,750


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          5,369,326         $  5,283,210    $  5,204,893
    Other Receivables                                            54,901               75,084         152,169
    Total Assets                                   $          5,424,227         $  5,358,294    $  5,357,062
    LIABILITIES
    Reserve for Losses and Loss Expenses           $             -              $     -         $     13,701
    Unearned Premiums                                            -                    -              295,292
    Other Payables                                                7,892                4,786          32,389
    Total Liabilities                                             7,892                4,786         341,382
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,416,335            5,353,508       5,015,680
    Total Liabilities and Capital                  $          5,424,227         $  5,358,294    $  5,357,062
    Statements of Income
    Premiums Earned                                $                248         $    260,879    $    154,028
    Underwriting Deductions                                       6,844              126,974          77,784
    Net Underwriting (Loss) Gain                                 (6,596)             133,905          76,244
    Investment Income Including Sales                            62,847              230,004          66,500
    Other Income                                                 -                   138,171          -
    Income Tax Expense                                            3,154               69,248          28,531
    Net Income                                     $             53,097         $    432,832    $    114,213

                                         PART II

                        Other Disclosures




     Item 1.   Legal Proceedings

               Reference is made to footnote number 7 "Contingent
               Liabilities" on Page 8 of this report.


     Item 2.   Changes in Securities
                         NONE

     Item 3.   Defaults Upon Senior Securities
                         NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

               Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 8, 1995, both of which are dated April 3, 1995 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE

                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            President
      Capitol Transamerica Corporation        Bank One Madison
     Sun Prairie,  Wisconsin                 Madison,  Wisconsin

     George A. Fait                          Reinhart H. Postweiler
      Chairman of the Board                   Retired-formerly with
      and President                           Flad Affiliated Corp.
      Capitol Transamerica Corporation       Madison,  Wisconsin
     Madison,  Wisconsin

     Robert W. Goodwin                       Richard E. Tipple
      Retired-formerly with                   Retired-formerly with
      Dean Witter Reynolds, Inc.              Univ. of Wisconsin
     Clearwater,  Florida                     Planning Department
                                             Stoughton,  Wisconsin




                            Officers

     George A. Fait                          Virgiline M. Schulte
      Chairman of the Board and President     Secretary

     Paul J. Breitnauer                      Jane F. Endres
      Vice President and Treasurer            Assistant Secretary

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     May 9, 1995

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                          NEWS RELEASE
                     FIRST QUARTER EARNINGS

Madison, Wisconsin, May 3, 1995- George A. Fait, Chairman of Capitol Transamerica Corporation today announced that first quarter 1995 earnings were $3,033,089 or $.45 per share compared with 1994's first quarter earnings of $2,628,947 or $.40 per share, a 15% increase.

     Gross premiums written for the first quarter were $14,903,166 compared with $13,664,970 for the like period in 1994. The
$1,238,196 increase was 9.1% over last year.

     Total invested assets at March 31, 1995 were $114,976,612 compared with $93,759,550 at March 31, 1994, an increase of $21,217,062 or 22.6%. Net investment income was $1,543,149 compared with $1,237,187 for the first quarter of 1994, a 24.7% increase.

     Shareholders' investment at March 31, 1995 was $73,433,592, or $10.97 per share compared with $64,134,615 or $9.61 per share for the same period in 1994, a 14.5% increase.

     Based upon the positive results, a cash dividend amounting to $535,304, or $.08 per share was paid in the first quarter, continuing the current dividend policy, with additional payments scheduled to be made in the months of June, September and December.

     Fait stated that the Company's combined net loss, loss expense and general expense ratio for the first quarter of 1995 was 84.2% compared with 80.2% for the first quarter of 1994, noting an increase in outside claim expense from quarter to quarter. However, the combined ratio is most favorable in contrast to the industry average of 108.5% for the year 1994. He explained the Company's ability to maintain a combined ratio far below the industry average is due to its basic philosophy of generating underwriting profits and not relying upon investment income alone to show positive earnings.

     Fait further commented that despite persistent price competition the Company has posted profitable results as written premiums continue to increase. The Company is constantly reviewing geographic regions to determine favorable areas for premium expansion, appointing new agencies and in general, pursuing new business opportunities by aggressively marketing our products and services. The ability to increase premium volume with business that is consistent with our underwriting standards is a daily challenge to management.


     He also noted that the market value over cost of the Company's investment portfolio increased by $4.5 million in the first quarter as a result of the strengthening in both the stock and bond markets and said prospects are good that this positive movement will continue throughout the year.

     The Annual Shareholders' Meeting is scheduled for May 8 at the Holiday Inn - Madison West in Middleton, Wisconsin.

     Capitol Transamerica Corporation is an insurance holding company operating a regional insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its subsidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, provides premium financing for the insurance companies.

     The Capitol Transamerica Group operates in 33 states and is rated A+ (Superior) by A.M. Best Company, Inc., and independent organization that analyzes the insurance industry.

     Capitol Transamerica Corporation, with 6,691,302 shares outstanding, is traded on the National Over-the-Counter Stock
Market under the symbol CATA.



                   FINANCIAL HIGHLIGHTS FOLLOW

                          CAPITOL TRANSAMERICA CORPORATION
                                 SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)
                                                Three months ended March 31,
                                                1995                    1994
    REVENUES
       Gross premiums written                $ 14,903                $ 13,665
       Net premiums written                    14,346                  13,079

       Net premiums earned                   $ 13,815                $ 12,336

    EXPENSES
       Claims and claim expenses                6,930                   5,861
       Other underwriting expenses              4,457                   4,167

          Total Losses and Expenses Incurred   11,387                  10,028

       Underwriting income                      2,428                   2,308

       Investment income                        1,543                   1,237
       Realized investment gains                   20                      12
       Other income                                98                      16

          Income Before Income Tax              4,089                   3,573

       Income tax expense                       1,056                     944

            NET INCOME                       $  3,033                $  2,629

    EARNINGS PER SHARE                       $   0.45                $   0.40

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                                   1995            1994            1993           1992            1991
Per Share Information
    Income per share           $       0.45    $       0.40    $       0.20   $       0.37    $       0.36
    Consolidated net income    $  3,033,089    $  2,628,947    $  1,338,620   $  2,409,206    $  2,266,886
    Weighted average number
      of shares outstanding       6,681,237       6,643,869       6,605,422      6,545,520       6,337,286
    Book value per share       $      10.97    $       9.61    $       8.45   $       7.32    $       5.96
    Shareholders' investment   $ 73,433,592    $ 64,134,615    $ 55,971,915   $ 48,044,391    $ 36,452,028
    Dividends paid             $    535,304    $  1,334,950    $  1,655,300   $    547,095    $    326,286
    Shares outstanding            6,691,302       6,672,875       6,627,360      6,559,107       6,117,863
Company Statistics:
    Gross premiums written     $ 14,903,166    $ 13,664,970    $ 10,926,943   $  8,135,529    $  6,945,202
    Net investment income      $  1,543,149    $  1,237,187    $  1,212,118   $  1,200,402    $  1,01,3177
    Invested assets            $114,976,612    $ 93,759,550    $ 82,495,210   $ 62,543,327    $ 56,231,726
    Total assets               $137,305,406    $116,230,025    $102,001,540   $ 81,399,963    $ 68,435,471
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         50.4%           46.7%           60.0%          40.4%           49.3%
    Underwriting expenses             33.8%           33.5%           36.8%          34.5%           31.6%
    Combined ratios                   84.2%           80.2%           96.8%          74.9%           80.9%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     March 31,      December 31,       March 31
                                                       1995             1994             1994
ASSETS
   Cash and investments                              $115,515         $106,038         $ 94,511
   Receivables                                         12,224           11,597           12,338
   Other assets                                         9,567            9,998            9,381

     TOTAL ASSETS                                    $137,306         $127,633         $116,230


LIABILITIES
   Claims and claim expenses                         $ 29,621         $ 27,475         $ 21,390
   Unearned premiums                                   27,360           26,794           23,829
   Other liabilities                                    6,891            5,385            6,876

     TOTAL LIABILITIES                               $ 63,872         $ 59,654         $ 52,095


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000,000 shares, issued 6,882,575,
      6,877,596 and 6,866,023, respectively          $  6,883         $  6,877         $  6,866
   Paid-in surplus                                      7,949            7,932            7,891
   Unrealized appreciation (depreciation) on
      securitiescarried at fair value, net of
      deferred taxes                                    2,282             (657)             588
   Retained earnings                                   56,651           54,157           49,141
   Less treasury stock, 191,273, 191,273 and
      193,148 shares, respectively, at cost              (331)            (330)            (351)

     TOTAL SHAREHOLDERS' EQUITY                        73,434           67,979           64,135

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $137,306         $127,633         $116,230


SHAREHOLDERS' EQUITY PER SHARE                       $  10.97         $  10.17         $   9.61



    Increase in Shareholders' Equity -
       March 31, 1994 to March 31, 1995                  14.5%
       March 31, 1993 to March 31, 1994                                                    14.6%