Form 10-Q/A
period 1995-03-31
CAPITOL TRANSAMERICA CORP
filed 1995-05-15
CIK 17385

May 15, 1995


To:     Securities and Exchange Commission

Re:     Amended form 10Q as of March 31, 1995

From:   Robert C. McLaughlin, Capitol Transamerica Corporation

     We respectfully submit this amended 10Q filing for the first quarter of 1995. We originally filed this form through EDGAR on Friday, May 12, 1995.

     I failed to include the required Financial Data Schedule with our original filing. Please accept our apologies for any inconveniance this may have caused.


Sincerely,

Robert C. McLaughlin
Accountant
Capitol Transamerica Corporation

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