Form 10-Q
period 1995-06-30
CAPITOL TRANSAMERICA CORP
filed 1995-08-14
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1995  Commission file number: 0-2047

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

                    YES  X      NO

Based on the closing average of the high (19 1/4) and low price (18 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 1995 was approximately
$126,465,747.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1995

                 Common Stock, $1.00 Par Value;


                       Issued:         6,890,928

                       Outstanding:    6,700,172


                        Total Pages:  20

               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 6

          Notes to Consolidated Financial Statements  7 - 8

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                9 - 11

          Condensed Statutory Financial
            Statements of Subsidiaries                  12


                             Part II

     Other Information and Exhibits

          Other Disclosures                             14

          Officers and Directors                        15

          Signatures                                    16

          Exhibit 1 (Press Release)                  17 - 20

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,      June 30,
                                                                                 1995           1994            1994
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $604,290, $607,165
         and $613,537, respectively)                                       $    610,204    $    583,711    $    602,849
       State, municipal and political subdivision bonds (amortized
         cost $62,049,512, $55,980,952 and $54,601,579, respectively)        67,203,473      56,747,846      57,314,837
       Corporate bonds and notes (amortized cost $1,377,904,
         $2,256,865 and $2,100,968, respectively)                             1,440,436       2,197,810       2,101,416
       Common stock (cost $40,256,061, $32,295,835 and
          $28,920,142, respectively)                                         45,963,977      30,804,059      27,264,278
       Nonredeemable preferred stock (cost $3,771,686, $3,052,524
          and $3,847,750, respectively)                                       3,733,750       2,864,850       3,843,250
       Investment real estate, at cost, net of depreciation                   1,428,653       1,442,910       1,309,143
       Short-term investments, at cost which
          approximates fair value                                             3,508,544      10,143,960       1,981,015
              Total Investments                                             123,889,037     104,785,146      94,416,788

    Cash                                                                         29,731       1,253,320         391,045
    Accrued investment income                                                 1,449,723       1,366,123       1,332,119
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $295,000, $262,260 and $233,500, respectively  13,306,733       9,344,224      11,502,259
    Balances due from reinsurers                                                448,933         201,045         426,942
    Funds held by ceding reinsurers                                              77,117         137,422         137,422
    Reinsurance recoverable on unpaid losses                                     70,602          12,363         287,466
    Reinsurance recoverable on paid losses                                      334,952          54,259         224,804
    Deferred insurance acquisition costs                                      9,080,575       7,715,389       7,617,236
    Prepaid reinsurance premiums                                                795,324         627,038         850,413
    Due from securities brokers                                               1,003,122            -               -
    Income taxes receivable                                                        -            481,711            -
    Deferred income taxes                                                          -          1,211,241         289,163
    Other assets                                                              1,077,824         443,914         721,780
              Total Assets                                                 $151,563,673    $127,633,195    $118,197,437



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,    December 31,        June 30,
                                                                                     1995          1994              1994
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 21,963,286    $ 19,144,647    $ 17,317,950
      Reserve for loss adjustment expenses                                        10,334,611       8,330,676       4,779,091
      Unearned premiums                                                           29,528,968      26,794,249      26,054,447
         Total Policy Liabilities and Accruals                                    61,826,865      54,269,572      48,151,488

    Accounts payable                                                               3,053,475       3,913,672       2,836,045
    Due to securities brokers                                                        114,512         300,000          14,069
    Balances due to reinsurers                                                     1,335,207         901,055         636,535
    Accrued premium taxes                                                             98,523         269,722         186,807
    Income taxes payable                                                             398,699            -            122,387
    Deferred income taxes                                                          3,140,988            -               -
         Total Other Liabilities                                                   8,141,404       5,384,449       3,795,843

         Total Liabilities                                                        69,968,269      59,654,021      51,947,331


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 6,890,928, 6,877,596 and 6,868,472, respectively                  6,890,928       6,877,596       6,868,472
    Paid-in surplus                                                                7,979,299       7,931,671       7,893,695
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $3,703,411, $338,322
          and $354,503, respectively                                               7,188,976        (656,743)        688,152
    Retained earnings                                                             59,857,908      54,157,275      51,150,412

    Shareholders' investment before treasury stock                                81,917,111      68,309,799      66,600,731

    Treasury stock, 190,756, 191,273 and 193,148 shares,
          respectively, at cost                                                     (321,707)       (330,625)       (350,625)

          Total Shareholders' Investment                                          81,595,404      67,979,174      66,250,106

          Total Liabilities and Shareholders' Investment                        $151,563,673    $127,633,195    $118,197,437

    Book Value Per Share                                                        $      12.19    $      10.17    $       9.92

    Shares Outstanding                                                             6,700,172       6,686,323       6,675,324

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                           For the Six Months            For the Three Months
                                                                             Ended June 30                 Ended June 30
                                                                             1995           1994            1995          1994

   REVENUES
     Premiums earned                                                    $ 30,131,881   $ 25,217,693   $ 16,316,961   $ 12,882,034
     Net investment income                                                 3,112,091      2,536,356      1,568,942      1,299,169
     Realized investment gains                                               869,052         20,788        848,827          8,807
     Other revenues                                                          127,208         82,757         29,124         66,847
       Total Revenues                                                     34,240,232     27,857,594     18,763,854     14,256,857

   LOSSES INCURRED AND EXPENSES
     Losses incurred                                                      10,826,062      9,731,496      6,020,115      5,128,202
     Loss adjustment expenses incurred                                     4,502,266      2,472,248      2,378,691      1,214,659
     Underwriting, acquisition and insurance expenses                     10,303,169      8,777,405      5,611,720      4,607,445
     Increase in deferred insurance acquisition costs                     (1,365,186)      (686,220)      (849,172)      (417,657)
     Other expenses                                                          489,434        541,327        207,026        275,603
       Total Losses Incurred and Expenses                                 24,755,745     20,836,256     13,368,380     10,808,252


   Income from operations before income taxes                              9,484,487      7,021,338      5,395,474      3,448,605

   Income tax expense (benefit)
       Current                                                             2,268,049      1,883,026      1,293,385        784,812
       Deferred                                                              310,495        (53,396)       229,235        101,032
                                                                           2,578,544      1,829,630      1,522,620        885,844


   Net Income                                                           $  6,905,943   $  5,191,708   $  3,872,854   $  2,562,761


   INCOME PER SHARE                                                     $       1.03   $       0.78   $       0.58   $       0.39


   Weighted Average Number of Shares Outstanding                           6,686,134      6,654,742      6,686,134      6,654,742





                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           June 30,       December 31,      June 30,
                                                                             1995             1994            1994
    Cash flows provided by operating activities:
     Net Income                                                         $ 6,905,943      $  9,247,240    $  5,191,708
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  172,905           344,328         156,692
              Realized investment (gains) losses                           (869,052)          106,188         (20,788)
              Change in:
                  Deferred insurance acquisition costs                   (1,365,186)         (784,373)       (686,220)
                  Unearned premiums                                       2,734,719         3,466,567       2,726,765
                  Allowance for doubtful accounts receivable from agents     30,000            60,000          30,000
                  Accrued investment income                                 (83,600)          (26,674)          7,330
                  Receivables from agents, insureds and others           (3,992,509)         (415,046)     (2,543,081)
                  Balances due to/from reinsurers                           186,264            55,481        (434,936)
                  Reinsurance recoverable on paid and unpaid losses        (338,932)          117,133        (328,515)
                  Funds held by ceding reinsurers                            60,305            (2,829)         (2,829)
                  Income taxes payable                                      880,410        (2,000,010)     (1,395,912)
                  Deferred income taxes                                     310,495          (262,036)        (32,783)
                  Due to/from securities brokers                         (1,188,610)        2,651,078       2,365,147
                  Prepaid reinsurance premiums                             (168,286)          601,845         378,470
                  Other assets                                             (416,726)          504,974          89,278
                  Reserve for losses and loss adjustment expenses         4,822,574         8,155,874       2,777,592
                  Accounts payable                                         (860,197)         (239,443)     (1,317,070)
                  Accrued premium taxes                                    (171,199)            6,432         (76,483)
                          Net cash provided by operating activities       6,649,318        21,586,729       6,884,365

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           11,458,982         1,895,147       4,133,337
         Purchases of available-for-sale investments                    (22,652,896)      (26,596,166)    (12,805,777)
         Maturities of available-for-sale investments                     4,827,164         6,074,710       2,635,386
         Purchase of depreciable assets                                    (370,725)         (320,920)        (72,478)
                          Net cash used for investing activities         (6,737,475)      (18,947,229)     (6,109,532)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,205,310)       (2,938,618)     (1,869,126)
         Stock options exercised                                             60,960           139,710          92,610
         Net proceeds from sale (purchase) of treasury stock                  8,918             8,444         (11,556)
                          Net cash used for financing activities         (1,135,432)       (2,790,464)     (1,788,072)

         Net decrease in cash                                            (1,223,589)         (150,964)     (1,013,239)
         Cash, beginning of period                                        1,253,320         1,404,284       1,404,284
         Cash, end of period                                            $    29,731      $  1,253,320    $    391,045

    Cash paid during the year for:
         Income taxes                                                   $ 1,395,000      $  5,427,361    $  1,795,876
         Interest                                                               -                 -               -

                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1995

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

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the June 15, 1992 three-for-two stock split effected as a stock dividend. Certain amounts in the prior periods' consolidated financial statements have been reclassified to conform with the 1995 presentation.

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

   (4)   Common Stock Options
         There were 13,332 options exercised during the six months ended June 30, 1995 and there were 22,062 options exercised during the six months ended June 30, 1994. For further information regarding stock options refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1994 annual report.

   (5)   Dividends
         1995
         On May 09, 1995 a cash dividend of $.10 per share was declared to shareholders of record June 15 and paid June 30 in the amount of $670,006.

         On January 27, 1995 a cash dividend of $.08 per share was declared to shareholders of record March 17 and paid March 31 in the amount of $535,304.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $105,672, $82,130 and $61,750 as of June 30, 1995, December 31,
         1994 and June 30, 1994, respectively.

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

Inflation also has a significant impact on the insurance industry in general, as well as on the Company. Inflation creates higher claim costs, which are then matched currently against premiums whose rating statistics were developed from data of previous years. In recent inflationary periods, this has led to inade-quate rate structures, since rate regualtors are slow to grant rate adjustments at times when the overall economy is in an inflationary cycle. Studies have shown that premium rates trail the claim experience by a period of two years or more. Adequate premium rates continue to be of concern to the Company as well as the entire property-casulaty insurance industry.

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. However, based on its operating results the Company is in a peak period as it continues to generate considerable underwriting profits. The Company's increase in premiums earned has been strictly due to volume increases resulting from new product lines, expansion of coverages and entry in-to new geographic territories. The ability to maintain a steady combined ratio, typically 15 to 20 points below the industry average, is due to its basic phi-losophy of generating underwriting profits. When the industry's cycle reverses, the Company will be in an excellent position to take advantage of premium rate increases which will benefit the Company's overall profitability.

For the six months ended June 30, 1995 gross premiums written were $33,929,782 compared with $58,564,342 for the year ended December 31, 1994 and $29,446,101 at June 30, 1994.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $30,131,881, $52,461,456 and $25,217,693 for the respective periods; and net unearned premiums were $29,528,968, $26,794,249 and $26,054,447 at each respective period.

                                  June 30,    December 31,    June 30,
                                    1995          1994          1994
     Gross Premiums Written       $33,929,782   $58,564,342   $29,446,101
     Reinsurance Ceded              1,231,468     1,912,401     1,001,100
     Net Premiums Written         $32,698,314   $56,651,941   $28,445,001
     Net Premiums Earned          $30,131,881   $52,461,456   $25,217,693
     Net Unearned Premium Reserve $29,528,968   $26,794,249   $26,054,447

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
                                                 June 30,      December 31,      June 30,
Insurance Operating Ratios (Statutory Basis):      1995            1994             1994
          Loss and Loss Adjustment Expenses         51.1%           52.3%            47.7%
          Underwriting Expenses                     32.5%           32.4%            32.3%
          Combined Ratios                           83.6%           84.7%            80.0%

The Company's combined loss and expense ratios compare very favorably with the industry average of 104.0% for the first quarter of 1995 and 108.5% for the full year of 1994.

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

                                        June 30,          December 31,          June 30,
Investments:                              1995                1994                 1994
     Invested Assets                    $ 123,889,037       $ 104,785,146       $  94,416,788
     Net Investment Income                  3,112,091           5,359,606           2,536,356
     Percent of Return to
       Average Carrying Value                   5.7%                5.6%                5.4%
     Realized Gains (Losses)                   869,052           (106,188)             20,788
     Change in Unrealized Gains(Losses) $   11,887,452      $  (6,251,923)      $  (4,214,203)

The $11,887,000 increase in unrealized gains for 1995 was composed of a $4,538,000 increase in fixed maturities and a $7,349,000 increase in equity se-curities. The Company not only has gained back all the unrealized losses ex-perienced in 1994, but has another $5,636,000 in additional appreciation. Net investment income for the six months of 1995 was up 23% over the first six months of 1994. Net unrealized gains (losses) were $10,892,387, ($995,065) and $1,042,654 as of June 30, 1995,December 31, 1994 and June 30,1994, respectively.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses was $32,297,897 as of June 30, 1995 compared with $27,475,323 as of December
31, 1994 and $22,097,041 as of June 30,1994. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (81.7%, 82.1% and 79.9% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     June 30, 1995, December 31, 1994 and June 30, 1994

    CAPITOL INDEMNITY CORPORATION                             June 30,           December 31,      June 30,
    Balance Sheets                                              1995                 1994            1994
    ASSETS
    Cash and Invested Assets                       $        108,376,128         $ 96,224,984    $ 84,148,101
    Other Receivables                                        15,049,064           10,069,285      11,315,294
    Total Assets                                   $        123,425,192         $106,294,269    $ 92,463,395
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         31,480,633         $ 26,829,156    $ 21,050,945
    Unearned Premiums                                        28,733,644           26,167,211      25,204,034
    Other Payables                                           13,489,235           12,645,939      10,153,991
    Total Liabilities                                        73,703,512           65,642,306      56,408,970
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     49,721,680           40,651,963      39,054,425
    Total Liabilities and Capital                  $        123,425,192         $106,294,269    $ 95,463,395

    Statements of Income
    Premiums Earned                                $         30,136,014         $ 51,476,687    $ 24,393,854
    Underwriting Deductions                                  26,239,790           45,441,802      20,841,050
    Net Underwriting Gain                                     3,896,224            6,034,885       3,552,804
    Investment Income Including Sales                         3,398,599            4,287,368       2,082,964
    Other Income (Expense)                                      103,803              (40,763)        (68,108)
    Income Tax Expense                                        1,937,556            2,865,727       1,570,625
    Net Income                                     $          5,461,070         $  7,415,763    $  3,997,035


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          5,655,883         $  5,283,210    $  4,855,852
    Other Receivables                                            81,136               75,084         515,174
    Total Assets                                   $          5,737,019         $  5,358,294    $  5,371,026
    LIABILITIES
    Due to Brokers                                 $            114,512         $       -       $       -
    Other Payables                                                7,478                4,786          21,102
    Total Liabilities                                           121,990                4,786          21,102
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,615,029            5,353,508       5,349,924
    Total Liabilities and Capital                  $          5,737,019         $  5,358,294    $  5,371,026
    Statements of Income
    Premiums Earned                                $                525         $    260,879    $    256,083
    Underwriting Deductions                                      11,414              126,974         138,030
    Net Underwriting (Loss) Gain                                (10,889)             133,905         118,053
    Investment Income Including Sales                           138,831              230,004         133,893
    Other Income                                                   -                 138,171         142,865
    Income Tax Expense                                            6,382               69,248          76,583
    Net Income                                     $            121,560         $    432,832    $    318,228

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     August 10, 1995

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
JULY 18, 1995                              Phone (608) 231-4450
                          NEWS RELEASE
               SECOND QUARTER EARNINGS INCREASE 51%

Madison, Wisconsin, July 18, 1995- George A. Fait, Chairman, today announced that second quarter earnings were up 51.1% over the comparable quarter of 1994. Consolidated net income for the quarter ended June 30, 1995 was $3.9 million or $.58 per share compared with $2.6 million or $.39 per share for the same period in 1994. The second quarter for 1995 included $.13 per share of pre-tax capital gains. Excluding capital gains, second quarter 1995 and 1994 net income was $.50 and $.39 per share, respectively, a 29.6% increase.

     Year to date earnings were $6.9 million or $1.03 per share compared with $5.2 million or $.78 per share in 1994, a 33% increase. Six months income in 1995 included $869,000 or $.13 per share of pre-tax capital gains while the first six months of 1994 included $21,000 or $.01 per share of pre tax capital gains. Excluding capital gains, net income for the six months of 1995 was $.95 per share compared with $.77 per share for the same period last year, a 22.3% increase.

     Second quarter 1995 gross premiums written were $19.0 million compared with $15.8 million for the same period in 1994, a $3.2 million increase or $20.6%. Net premiums earned for the second quarter increased from $12.9 million in 1994 to $16.3 million in 1995, a 26.7% increase.

     Gross premiums for the first six months of 1995 were $33.9 million compared with $29.4 million for the same period in 1994, a 15.2% increase. Net premiums earned increased 19.5% for the first six months from $25.2 million in 1994 to $30.1 million in 1995.

     Total cash and invested assets at June 30, 1995 were $123.9 million compared with $94.8 million at June 30, 1994, and increase of 30.7%. Net invest-ment income for the six months of 1995 was $3.1 million compared with $2.5 million for the same period in 1994, a 22.7% increase.

     Shareholders' equity at June 30, 1995 was $81.6 million or $12.19 per share compared with $66.3 million or $9.92 per share for the same period in 1994, a 23.2% increase.

     Dividends paid in the first six months of 1995 totaled $.18 per share. The Board of Directors increased the quarterly dividend policy to $.10 per share commencing with the second quarter of 1995.

     Fait stated "the combined net loss, loss expense and general expense ratio for the six months of 1995 was 83.6% compared with 80.0% for the like period of 1994. The ability to maintain a favorable combined ratio while increasing prem-ium volume indicates that we have kept true to our basic philosophy of producing underwriting profits and not relying solely on investment income to generate positive earnings. Overall the Company continues to show a most favorable com-bined ratio compared to the industry average of 104.0% for the first quarter of 1995 and 108.0% for the full year of 1994."

     With two strong quarters of written premiums in 1995, the Company antici-pates achieving its goal of increasing premiums written by 15% over 1994. With resources generated by its strong financial position, the Company is continuing to meet the challenge of maintaining a steady pattern of growth and expansion with continuing profitability.

     Market value in excess of cost of the Company's investment portfolio in-creased by $11.9 million in the first six months as a result of increased profits in the equity portfolio and the decrease in interest rates which result-ed in an increase in the net worth of the Company's bond portfolio.

     Capital Transamerica Corporation is an insurance holding company operating a regional insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-vides premium financing for the insurance companies. The Capitol Transamerica Group operates in 33 states and is rated A+ (Superior) by A.M. Best Company, Inc., and independent organization that analyzes the insurance industry.

     Capitol Transamerica Corporation, with 6,692,524 shares outstanding, is traded on the National Over-the-Counter Stock
Market under the symbol CATA.



                   FINANCIAL HIGHLIGHTS FOLLOW

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)
                                                   Six months ended                 Three months ended
                                                        June 30,                          June 30,
                                                  1995             1994             1995           1994
   REVENUES
     Gross premiums written                    $  33,930        $  29,446        $  19,027      $  15,781
     Net premiums written                         32,698           28,445           18,352         15,367
     Net premiums earned                          30,132           25,218           16,317         12,882

   EXPENSES
     Claims and claim expenses                    15,328           12,204            8,398          6,343
     Other underwriting expenses                   9,428            8,632            4,971          4,465
       Total Losses and Expenses Incurred         24,756           20,836           13,369         10,808

     Underwriting income                           5,376            4,382            2,948          2,074

     Investment income                             3,112            2,536            1,569          1,299
     Realized investment gains                       869               21              849              9
     Other income                                    127               83               29             67

     Income before income tax                      9,484            7,022            5,395          3,449
     Income tax expense                            2,578            1,830            1,522            886

     NET INCOME                                 $  6,906         $  5,192         $  3,873       $  2,563
     EARNINGS PER SHARE                         $   1.03         $   0.78         $   0.58       $   0.39



                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                   1995            1994            1993           1992            1991
Per Share Information
    Income per share           $       1.03    $       0.78    $       0.69   $       0.81    $       0.79
    Consolidated net income    $  6,905,943    $  5,191,708    $  4,559,447   $  5,332,621    $  5,062,208
    Weighted average number
      of shares outstanding       6,687,673       6,654,742       6,614,824      6,651,881       6,364,262
    Book value per share       $      12.19    $       9.92    $       8.79   $       7.87    $       6.43
    Shareholders' investment   $ 81,595,404    $ 66,250,106    $ 58,249,666   $ 51,597,691    $ 39,377,033
    Dividends paid             $  1,205,310    $  1,869,126    $  1,655,299   $    552,104    $    334,170
    Shares outstanding            6,692,524       6,675,324       6,627,360      6,558,920       6,123,020
Company Statistics:
    Gross premiums written     $ 33,929,782    $ 29,446,101    $ 23,148,398   $ 17,876,028    $ 15,724,598
    Net investment income      $  3,112,091    $  2,536,356    $  2,438,978   $  2,315,426    $  2,053,143
    Invested assets            $123,889,037    $ 94,416,788    $ 83,421,951   $ 70,031,713    $ 56,105,152
    Total assets               $151,563,673    $118,197,437    $103,594,519   $ 86,715,579    $ 71,675,442
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         51.1%           47.7%           46.3%          38.3%           39.0%
    Underwriting expenses             32.5%           32.3%           32.6%          33.2%           33.4%
    Combined ratios                   83.6%           80.0%           78.9%          71.5%           72.4%

                                                 19

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                      June 30,      December 31,      June 30,
                                                       1995            1994            1994
   ASSETS
     Cash and investments                           $  123,919      $  106,038      $   94,808
     Receivables                                        16,691          11,597          13,911
     Other assets                                       10,954           9,998           9,478

    TOTAL ASSETS                                    $  151,564      $  127,633      $  118,197


   LIABILITIES
     Claims and claim expenses                      $   32,298      $   27,475      $   22,097
     Unearned premiums                                  29,529          26,794          26,054
     Other liabilities                                   8,141           5,385           3,796

    TOTAL LIABILITIES                               $   69,968      $   59,654      $   51,947


   SHAREHOLDERS' EQUITY
     Common Stock, $1.00 par value, authorized
      15,000,000 shares, issued 6,910,928,
      6,877,596 and 6,868,472, respectively         $    6,911      $    6,877      $    6,868
     Paid-in surplus                                     7,960           7,932           7,894
     Unrealized appreciation (depreciation) on
      securities carried at fair value, net of
      deferred taxes                                     7,189            (657)            688
     Retained earnings                                  59,858          54,157          51,151
     Less treasury stock, 190,756, 191,273 and
      193,148 shares, respectively, at cost               (332)           (330)           (351)

     TOTAL SHAREHOLDERS' EQUITY                        81,596           67,979           66,250

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $151,564         $127,633         $118,197


   SHAREHOLDERS' EQUITY PER SHARE                    $  12.19         $  10.17         $   9.92



    Increase in Shareholders' Equity -
       June 30, 1994 to June 30, 1995                  23.2%
       June 30, 1993 to June 30, 1994                                                     13.7%

                                             20