Form 10-Q
period 1995-09-30
CAPITOL TRANSAMERICA CORP
filed 1995-11-14
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1995  Commission file number: 0-2047

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

                    YES  X      NO

Based on the closing average of the high (19 3/8) and low price (19), the aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1995 was approximately
$128,627,455.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                      At September 30, 1995

                 Common Stock, $1.00 Par Value;


                       Issued:         6,894,467

                       Outstanding:    6,703,711


                        Total Pages:  22

               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                               10 - 12

          Condensed Statutory Financial
            Statements of Subsidiaries                  13


                             Part II

     Other Information and Exhibits

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21

          Exhibit 2 (Special Press Release)             22

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                             September 30,   December 31,   September 30,
                                                                                 1995           1994            1994
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $597,235, $607,165
         and $612,053, respectively)                                       $    601,452    $    583,711    $    598,637
       State, municipal and political subdivision bonds (amortized
         cost $65,046,918, $55,980,952 and $54,694,184, respectively)        70,275,297      56,747,846      56,223,465
       Corporate bonds and notes (amortized cost $879,373,
         $2,256,865 and $2,602,653, respectively)                               926,996       2,197,810       2,625,922
       Equity securities:
        Common stock (cost $47,736,672, $32,295,835 and
          $30,188,865, respectively)                                         58,163,813      30,804,059      29,441,710
        Nonredeemable preferred stock (cost $3,717,586, $3,052,524
          and $3,854,979, respectively)                                       3,812,762       2,864,850       3,750,250
       Investment real estate, at cost, net of depreciation                   1,469,887       1,442,910       1,311,488
       Short-term investments, at cost which
          approximates fair value                                             2,517,326      10,143,960       7,099,296
              Total Investments                                             137,767,533     104,785,146     101,050,768

    Cash                                                                        295,501       1,253,320         573,423
    Accrued investment income                                                 1,576,550       1,366,123       1,280,033
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $310,000, $262,260 and $248,500, respectively  12,736,500       9,344,224      10,814,140
    Balances due from reinsurers                                                619,071         201,045         524,681
    Funds held by ceding reinsurers                                              77,117         137,422         137,422
    Reinsurance recoverable on unpaid losses                                    262,211          12,363         489,165
    Reinsurance recoverable on paid losses                                      195,014          54,259          89,623
    Deferred insurance acquisition costs                                      9,018,701       7,715,389       7,913,696
    Prepaid reinsurance premiums                                                877,113         627,038         698,848
    Due from securities brokers                                                                    -              3,987
    Income taxes receivable                                                        -            481,711         447,378
    Deferred income taxes                                                          -          1,211,241         293,621
    Other assets                                                                477,435         443,914         488,830
              Total Assets                                                 $163,902,746    $127,633,195    $124,805,615



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                September 30,  December 31,      September 30,
                                                                                     1995          1994              1994
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 24,817,806    $ 19,144,647    $ 19,119,091
      Reserve for loss adjustment expenses                                        10,603,291       8,330,676       5,133,469
      Unearned premiums                                                           30,747,328      26,794,249      27,420,251
         Total Policy Liabilities and Accruals                                    66,168,425      54,269,572      51,672,811

    Accounts payable                                                               3,617,179       3,913,672       3,420,173
    Due to securities brokers                                                        350,450         300,000         501,039
    Balances due to reinsurers                                                     1,631,780         901,055         748,751
    Accrued premium taxes                                                            255,518         269,722         315,123
    Income taxes payable                                                             349,149            -               -
    Deferred income taxes                                                          4,487,389            -               -
         Total Other Liabilities                                                  10,691,465       5,384,449       4,985,086

         Total Liabilities                                                        76,859,890      59,654,021      56,657,897


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 6,894,467, 6,877,596 and 6,873,488, respectively                  6,894,467       6,877,596       6,873,488
    Paid-in surplus                                                                7,996,027       7,931,671       7,912,112
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $5,372,862, $338,322
          and $233,665, respectively                                              10,429,673        (656,743)        453,585
    Retained earnings                                                             62,044,396      54,157,275      53,239,158

    Shareholders' investment before treasury stock                                87,364,563      68,309,799      68,478,343

    Treasury stock, 190,756, 191,273 and 191,273 shares,
          respectively, at cost                                                     (321,707)       (330,625)       (330,625)

          Total Shareholders' Investment                                          87,042,856      67,979,174      68,147,718

          Total Liabilities and Shareholders' Investment                        $163,902,746    $127,633,195    $124,805,615

    Book Value Per Share                                                        $      12.98    $      10.17    $      10.20

    Shares Outstanding                                                             6,703,711       6,686,323       6,682,215

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                           For the Nine Months            For the Three Months
                                                                           Ended September 30             Ended September 30
                                                                             1995           1994            1995          1994

   REVENUES
     Premiums earned                                                    $ 46,578,365   $ 38,768,832   $ 16,446,484   $ 13,551,139
     Net investment income                                                 4,781,290      3,889,170      1,669,199      1,352,814
     Realized investment gains                                               868,309       (114,088)          (743)      (134,876)
     Other revenues                                                          143,315        104,539         16,107         21,782
       Total Revenues                                                     52,371,279     42,648,453     18,131,047     14,790,859

   LOSSES INCURRED AND EXPENSES
     Losses incurred                                                      17,714,251     14,745,286      6,888,189      5,013,790
     Loss adjustment expenses incurred                                     5,868,831      3,949,434      1,366,565      1,477,186
     Underwriting, acquisition and insurance expenses                     15,950,007     13,347,743      5,646,838      4,570,338
     (Increase) decrease in deferred insurance acquisition costs          (1,303,312)      (982,680)        61,874       (296,460)
     Other expenses                                                          850,102        908,124        360,668        366,797
       Total Losses Incurred and Expenses                                 39,079,879     31,967,907     14,324,134     11,131,651


   Income from operations before income taxes                             13,291,400     10,680,546      3,806,913      3,659,208

   Income tax expense (benefit)
       Current                                                             3,541,165      2,823,605      1,273,116        940,579
       Deferred                                                              (12,555)        62,725       (323,050)       116,121
                                                                           3,528,610      2,886,330        950,066      1,056,700


   Net Income                                                           $  9,762,790   $  7,794,216   $  2,856,847   $  2,602,508


   INCOME PER SHARE                                                     $       1.46   $       1,17   $       0.43   $       0.39


   Weighted Average Number of Shares Outstanding                           6,691,722      6,666,547      6,691,722      6,666,547





                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT





                                                                                       Unrealized
                                                                                      (Depreciation)
                                                         Common                       Appreciation
                                                          Stock                       on Securities
                                                        (Par Value       Paid-In       Carried at       Retained       Treasury
                                                          $1.00)         Surplus       Fair Value       Earnings         Stock
     Balance, December 31, 1994                       $ 6,877,596      $ 7,931,671    $  (656,743)    $54,157,275    $  (330,625)
        Net income                                          -                -              -           9,762,790          -
        Unrealized appreciation on
          securities, net of deferred taxes                 -                -         11,086,416           -              -
        Stock options exercised                            16,871           64,356          -               -               (935)
        Dividends paid                                      -                -              -          (1,875,669)         -
        Other, net                                          -                -              -               -              9,853


     Balance, September 30, 1995                      $ 6,894,467      $ 7,996,027    $10,429,673     $62,044,396    $  (321,707)



                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        September 30,     December 31,    September 30,
                                                                             1995             1994            1994
    Cash flows provided by operating activities:
     Net Income                                                         $ 9,762,790      $  9,247,240    $  7,794,216
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  273,982           344,328         274,791
              Realized investment (gains) losses                           (868,309)          106,188         114,088
              Change in:
                  Deferred insurance acquisition costs                   (1,303,312)         (784,373)       (982,680)
                  Unearned premiums                                       3,953,079         3,466,567       4,092,569
                  Allowance for doubtful accounts receivable from agents     45,000            60,000          45,000
                  Accrued investment income                                (210,427)          (26,674)         59,416
                  Receivables from agents, insureds and others           (3,437,276)         (415,046)     (1,869,962)
                  Balances due to/from reinsurers                           312,699            55,481        (420,459)
                  Reinsurance recoverable on paid and unpaid losses        (390,603)          117,133        (395,033)
                  Funds held by ceding reinsurers                            60,305            (2,829)         (2,829)
                  Income taxes payable                                      830,860        (2,000,010)     (1,965,677)
                  Deferred income taxes                                     (12,554)         (262,036)         83,597
                  Due to/from securities brokers                             50,450         2,651,078       2,848,130
                  Prepaid reinsurance premiums                             (250,075)          601,845         530,035
                  Other assets                                              147,948           504,974         321,437
                  Reserve for losses and loss adjustment expenses         7,945,774         8,155,874       4,933,111
                  Accounts payable                                         (296,493)         (239,443)       (732,942)
                  Accrued premium taxes                                     (14,204)            6,432          51,833
                          Net cash provided by operating activities      16,599,634        21,586,729      14,778,641

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           12,454,050         1,895,147       1,260,254
         Purchases of available-for-sale investments                    (33,398,210)      (26,596,166)    (19,329,883)
         Maturities of available-for-sale investments                     5,599,361         6,074,710       4,899,977
         Purchase of depreciable assets                                    (427,130)         (320,920)       (160,626)
                          Net cash used for investing activities        (15,771,929)      (18,947,229)    (13,330,278)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,875,669)       (2,938,618)     (2,403,711)
         Stock options exercised                                             81,227           139,710         116,043
         Net proceeds from sale (purchase) of treasury stock                  8,918             8,444           8,444
                          Net cash used for financing activities         (1,785,524)       (2,790,464)     (2,279,224)

         Net decrease in cash                                              (957,819)         (150,964)       (830,861)
         Cash, beginning of period                                        1,253,320         1,404,284       1,404,284
         Cash, end of period                                            $   295,501      $  1,253,320    $    573,423

    Cash paid during the year for:
         Income taxes                                                   $ 2,717,638      $  5,427,361    $  4,775,000
         Interest                                                               -                 -               -

                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1995

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

   (4)   Common Stock Options
         There were 16,871 options exercised during the nine months ended Sep-tember 30, 1995 and there were 27,078 options exercised during the nine months ended September 30, 1994. For further information regard-ing stock options refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1994 annual report.

   (5)   Dividends
         1995
         On July 28, 1995 a cash dividend of $.10 per share was declared to shareholders of record September 15 and paid September 29 in the amount of $670,359.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $116,4862, $82,130 and $72,080 as of September 30, 1995, De-
         cember 31, 1994 and September 30, 1994, respectively.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 33 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 78% of the business written while the fidelity-surety segment accounts for approximately 22% of the Company's business.

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

For the nine months ended September 30, 1995 gross premiums written were $52,173,363 compared with $58,564,342 for the year ended December 31, 1994 and $44,912,718 at September 30, 1994.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $46,578,365, $52,461,456 and $38,768,832 for the respective periods; and net unearned premiums were $30,747,328, $26,794,249 and $27,420,251 at each respective period.

                                 September 30,    December 31,    September 30,
                                     1995            1994             1994
     Gross Premiums Written        $52,173,363    $58,564,342    $44,912,718
     Reinsurance Ceded               1,891,994      1,912,401      1,399,209
     Net Premiums Written          $50,281,369    $56,651,941    $43,513,509
     Net Premiums Earned           $46,578,365    $52,461,456    $38,768,832
     Net Unearned Premium Reserve  $30,747,328    $26,794,249    $27,420,251

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
                                               September 30,    December 31,    September 30,
Insurance Operating Ratios (Statutory Basis):      1995            1994             1994
          Loss and Loss Adjustment Expenses         50.5%           52.3%            47.9%
          Underwriting Expenses                     32.9%           32.4%            31.9%
          Combined Ratios                           83.4%           84.7%            79.8%

The Company's combined loss and expense ratios compare very favorably with the industry average of 106.3% for the first six months of 1995 and 108.5% for the full year of 1994.

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

                                      September 30,        December 31,        September 30,
Investments:                              1995                1994                 1994
     Invested Assets                    $ 137,767,533       $ 104,785,146       $ 101,050,768
     Net Investment Income                  4,781,290           5,359,606           3,889,170
     Percent of Return to
       Average Carrying Value                   5.6%                5.6%                5.5%
     Realized Gains (Losses)                   868,309           (106,188)           (114,088)
     Change in Unrealized Gains(Losses) $   16,797,600      $  (6,251,923)      $  (4,569,609)

The $16,798,0000 increase in unrealized gains for 1995 was composed of a $4,596,000 increase in fixed maturities and a $12,202,000 increase in equity se-curities. The Company not only has gained back all the unrealized losses ex-perienced in 1994, but has another $10,546,000 in additional appreciation. Net investment income for the nine months of 1995 was up 23% over the first nine months of 1994. Net unrealized gains (losses) were $15,802,536, ($995,065) and $687,250 as of September 30, 1995, December 31, 1994 and September 30, 1994.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses was $35,421,097 as of September 30, 1995 compared with $27,475,323 as of De-cember 31, 1994 and $24,252,560 as of September 30,1994. This increase is a com-bination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR re-serves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (84.1%, 82.1% and 81.0% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                  September 30, 1995, December 31, 1994 and September 30, 1994

    CAPITOL INDEMNITY CORPORATION                           September 30,        December 31,    September 30,
    Balance Sheets                                              1995                 1994            1994
    ASSETS
    Cash and Invested Assets                       $        121,547,899         $ 96,224,984    $ 90,697,302
    Other Receivables                                        13,278,253           10,069,285      11,960,473
    Total Assets                                   $        134,826,152         $106,294,269    $102,657,775
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         34,632,248         $ 26,829,156    $ 23,091,027
    Unearned Premiums                                        29,870,215           26,167,211      26,721,403
    Other Payables                                           13,657,686           12,645,939      10,898,038
    Total Liabilities                                        78,160,149           65,642,306      60,710,468
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     56,666,003           40,651,963      41,947,307
    Total Liabilities and Capital                  $        134,826,152         $106,294,269    $102,657,775

    Statements of Income
    Premiums Earned                                $         46,241,603         $ 51,476,687    $ 37,901,254
    Underwriting Deductions                                  39,768,163           45,441,802      32,148,375
    Net Underwriting Gain                                     6,473,440            6,034,885       5,752,879
    Investment Income Including Sales                         4,771,408            4,287,368       3,045,128
    Other Income (Expense)                                      118,208              (40,763)        (52,401)
    Income Tax Expense                                        3,430,265            2,865,727       2,401,929
    Net Income                                     $          7,932,791         $  7,415,763    $  6,343,677


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          5,614,880         $  5,283,210    $  5,321,014
    Other Receivables                                            83,861               75,084          71,545
    Total Assets                                   $          5,698,741         $  5,358,294    $  5,392,559
    LIABILITIES
    Other Payables                                                9,155                4,786           4,134
    Total Liabilities                                             9,155                4,786           4,134
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,689,586            5,353,508       5,388,425
    Total Liabilities and Capital                  $          5,698,741         $  5,358,294    $  5,392,559
    Statements of Income
    Premiums Earned                                $                849         $    260,879    $    256,083
    Underwriting Deductions                                      14,682              126,974         153,039
    Net Underwriting (Loss) Gain                                (13,833)             133,905         103,044
    Investment Income Including Sales                           210,607              230,004         199,996
    Other Income                                                   -                 138,171         142,865
    Income Tax Expense                                            7,891               69,248          74,707
    Net Income                                     $            188,883         $    432,832    $    371,198

                                         PART II

                        Other Disclosures




     Item 1.   Legal Proceedings

               Reference is made to footnote number 7 "Contingent
               Liabilities" on Page 9 of this report.


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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     October 27, 1995

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
OCTOBER 20, 1995                             Phone (608) 231-4450
                             NEWS RELEASE
         1995 EARNINGS INCREASE 25.3% THROUGH FIRST NINE MONTHS

Madison, Wisconsin, October 20, 1995- George A. Fait, Chairman, today announced that third quarter earnings were up 9.8% over the comparable quarter of 1994. Consolidated net income for the quarter ended September 30, 1995 was $2.9 million or $.43 per share compared with $2.6 million or $.39 per share for the same period in 1994.

     Year to date earnings were $9.8 million or $1.46 per share compared with $7.8 million or $1.17 per share in 1994, a 25.3% increase. Nine months income in 1995 included $868,000 or $.13 per share of pre-tax capital gains while the first nine months of 1994 included pre-tax capital losses of $114,000 or $.02 per share. Excluding capital gains or losses, net of tax, income for the nine months of 1995 was $1.37 per share compared with $1.18 per share for the same period last year, a 16.8% increase.

     Third quarter 1995 gross premiums written were $18.2 million compared with $15.5 million for the same period in 1994, a $2.7 million increase or $18.0%. Net premiums earned for the third quarter increased from $13.6 million in 1994 to $16.5 million in 1995, a 21.4% increase.

     Gross premiums written for the first nine months of 1995 were $52.2 million compared with $44.9 million for the same period in 1994, a 16.2% increase. Net premiums earned increased 20.1% for the first nine months from $38.8 million in 1994 to $46.6 million in 1995.

     Total cash and invested assets at September 30, 1995 were $138.1 million compared with $101.6 million at September 30, 1994, an increase of 35.9%. Net investment income for the nine months of 1995 was $4.8 million compared with $3.9 million for the same period in 1994, a 22.9% increase.

     Shareholders' equity at September 30, 1995 was $87.0 million or $12.98 per share compared with $68.1 million or $10.20 per share for the same period in 1994, a 27.7% increase.

     Dividends paid in the first nine months of 1995 totaled $.28 per share. The Board of Directors increased the quarterly dividend policy to $.10 per share beginning with the second quarter of 1995.

     Fait stated "the combined net loss, loss expense and general expense ratio for the nine months of 1995 was 83.4% compared with 79.8% for the like period of 1994. The ability to maintain a favorable combined ratio while increasing prem-ium volume indicates that we have kept true to our basic philosophy of producing underwriting profits while continuing to increase investment income resulting in positive earnings. Overall the Company continues to show a most favorable com-bined ratio compared to the industry average of 106.3% for the first six months of 1995 and 108.0% for the full year of 1994."

     The Company anticipates achieving its goal of increasing premiums written by 15% over 1994 and is currently seeking admission in additional states. By utilizing resources generated by its strong financial position, the Company is continuing to meet the challenge of maintaining a steady pattern of growth and expansion with continuing profitability.

     Market value in excess of cost of the Company's investment portfolio in-creased by $16.8 million in the first nine months due to increased values in the equity portfolio and the decrease in interest rates which resulted in an increase in appreciation of the Company's bond portfolio.

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

     Capitol Transamerica Corporation, with 6.7 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.



                   FINANCIAL HIGHLIGHTS FOLLOW

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)
                                                   Nine months ended                 Three months ended
                                                     September 30,                       September 30,
                                                  1995             1994             1995           1994
   REVENUES
     Gross premiums written                    $  52,173        $  44,913        $  18,243      $  15,467
     Net premiums written                         50,281           43,514           17,583         15,069
     Net premiums earned                          46,578           38,769           16,446         13,551

   EXPENSES
     Claims and claim expenses                    23,583           18,695            8,255          6,491
     Other underwriting expenses                  15,497           13,273            6,069          4,641
       Total Losses and Expenses Incurred         39,080           31,968           14,324         11,132

     Underwriting income                           7,498            6,801            2,122          2,419

     Investment income                             4,781            3,889            1,669          1,353
     Realized investment gains                       868             (114)             (1)           (135)
     Other income                                    144              104               17             22

     Income before income tax                     13,291           10,680            3,807          3,659
     Income tax expense                            3,528            2,886              950          1,056

     NET INCOME                                 $  9,763         $  7,794         $  2,857       $  2,603
     EARNINGS PER SHARE                         $   1.46         $   1.17         $   0.43       $   0.39



                    COMPARATIVE FINANCIAL HIGHLIGHTS- Nine Months Ended September 30,

                                   1995            1994            1993           1992            1991
Per Share Information
    Income per share           $       1.46    $       1.17    $       1.01   $       1.00    $       1.24
    Consolidated net income    $  9,762,790    $  7,794,216    $  6,654,705   $  6,555,138    $  7,980,394
    Weighted average number
      of shares outstanding       6,691,722       6,666,547       6,621,211      6,557,151       6,419,909
    Book value per share       $      12.98    $      10.20    $       9.07   $       8.00    $       6.80
    Shareholders' investment   $ 87,042,856    $ 68,147,718    $ 60,292,714   $ 52,578,079    $ 44,461,395
    Dividends paid             $  1,871,039    $  2,403,711    $  2,486,582   $  1,373,401    $    970,548
    Shares outstanding            6,703,711       6,682,215       6,648,370      6,572,564       6,539,334
Company Statistics:
    Gross premiums written     $ 52,173,363    $ 44,912,718    $ 36,934,895   $ 28,871,506    $ 25,208,403
    Net investment income      $  4,781,290    $  3,889,170    $  3,672,757   $  3,543,910    $  3,126,480
    Invested assets            $137,767,533    $101,050,768    $ 86,915,138   $ 71,671,374    $ 63,651,020
    Total assets               $163,902,746    $124,805,615    $109,512,123   $ 92,496,471    $ 78,487,318
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         50.5%           47.9%           49.6%          46.8%           34.2%
    Underwriting expenses             32.9%           31.9%           32.6%          35.0%           33.3%
    Combined ratios                   83.4%           79.8%           82.2%          81.8%           67.5%

                                                 20

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                    September 30,    December 31,    September 30,
                                                        1995            1994            1994
   ASSETS
     Cash and investments                           $  138,063      $  106,038      $  101,624
     Receivables                                        15,467          11,597          13,787
     Other assets                                       10,373           9,998           9,395

    TOTAL ASSETS                                    $  163,903      $  127,633      $  124,806


   LIABILITIES
     Claims and claim expenses                      $   35,421      $   27,475      $   24,253
     Unearned premiums                                  30,747          26,794          27,420
     Other liabilities                                  10,692           5,385           4,985

    TOTAL LIABILITIES                               $   76,860      $   59,654      $   56,658


   SHAREHOLDERS' EQUITY
     Common Stock, $1.00 par value, authorized
      15,000,000 shares, issued 6,910,928,
      6,877,596 and 6,868,472, respectively         $    6,895      $    6,877      $    6,873
     Paid-in surplus                                     7,996           7,932           7,912
     Unrealized appreciation (depreciation) on
      securities carried at fair value, net of
      deferred taxes                                    10,430            (657)            454
     Retained earnings                                  62,044          54,157          53,239
     Less treasury stock, 190,756, 191,273 and
      193,148 shares, respectively, at cost               (322)           (330)           (330)

     TOTAL SHAREHOLDERS' EQUITY                         87,043           67,979           68,148

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $163,903         $127,633         $124,806


   SHAREHOLDERS' EQUITY PER SHARE                    $  12.98         $  10.17         $  10.20



    Increase in Shareholders' Equity -
       June 30, 1994 to June 30, 1995                  27.7%
       June 30, 1993 to June 30, 1994                                                     13.0%

                                             21

                                     SPECIAL NEWS RELEASE

FOR IMMEDIATE RELEASE                           Contact:  Paul J. Breitnauer
OCTOBER 20, 1995                                          Phone:(608)231-4450


              CAPITOL TRANSAMERICA CORPORATION SELLS ITS OWNERSHIP
                         IN MILWAUKEE INSURANCE GROUP

     Madison, Wisconsin, October 20, 1995 - On September 1, 1995, the Milwaukee Insurance Group, Inc. called a special meeting of shareholders to approve and adopt an Agreement and Plan of Merger with Trinity Universal Insurance Company, a wholly-owned subsidiary of Unitrin, Inc. a Chicago based insurance holding company. At the special meeting held on September 27, 1995, shareholders ap-proved of the sale of the Milwaukee Insurance Group to Trinity Universal Insur-ance Company at a price of $22.00 per share. Unitrin, Inc. approved the trans-action on October 2, 1995 with payment to be made during the third week in October. Capitol Indemnity Corporation owned 242,500 shares of Milwaukee Insur-ance group and was a 5.8425% shareholder. The total gain on this sale will be $2,382,829 and will be recorded on the books of Capitol Transamerica Corporation in the fourth quarter of 1995.