Form 10-K
period 1995-12-31
CAPITOL TRANSAMERICA CORP
filed 1996-04-02
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1995   Commission file number: 0-2047

                      CAPITOL TRANSAMERICA CORPORATION

       A Wisconsin Corporation                       39-1052658

       4610 University Avenue
         Madison, Wisconsin                          53705-0900

       Registrant's telephone number, including area code  (608) 231-4450

          Securities registered pursuant to Section 12 (g) of the Act:

                         COMMON STOCK, $1 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 dur-ing the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing re-quirements for the past 90 days.

                               YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. { }

Based on the closing average of the bid (20 3/4) and asked price (20 1/4), the aggregate market value of voting stock held by non-affiliates of the registrant as of February 23, 1996 was approximately $151,290,513.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                           At February 23, 1996

                     Common Stock, $1.00 Par Value

                         Issued:       7,589,856

                         Outstanding:  7,380,025

DOCUMENTS INCORPORATED BY REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Por-tions of the proxy statement for the annual shareholders meeting to be held April 29, 1996 are incorporated by reference into Part III.


                             Total Pages:  37


                         Form 10-K (Annual Report)
                    Capitol  Transamerica Corporation
                                  Part I


Item 1. Business

(a)  General Development of Business
     Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $175 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC) and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. The companies also write a complete port-folio of fidelity and surety bonds and specialty insurance coverages. CIC operates on an admitted basis in 31 states and on an excess/surplus lines basis in three states.

     Some of the specialty property and casualty coverages written are: Barber & Beauty Shops, Bowling Alleys, Contractors/Manufacturers, Day Care Centers, Deer Hunters Accident, Detective/Guard Agencies, Golf Courses, Nurses Pro-fessional, Resorts/Campgrounds, Restaurants, Special Events, Clubs, Sports-mans Accident, Tanning/Toning Salons and Taverns.

     Our full line of surety and fidelity bonds includes: Contractor's Perfor-mance and Payment Bonds, License/Permit Bonds, Fiduciary Bonds, Judicial Bonds and Commercial Fidelity Bonds.

     The results of operations have remained most favorable since 1986 with sub-stantial increases in premium volume, profitability and shareholders' investment.

(b)  Information about Industry Segments

     General:
     The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety in-surance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 1995 and 1994, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in ex-cess of 10% of the Company's gross premiums in 1995, 1994 or 1993. During 1995, 1994 and 1993, direct premiums written in Wisconsin accounted for approximately 21%, 24% and 30%, respectively, of the total direct premiums written by the Company.

(c)  Narrative Description of Business

     Competitive Conditions:
     Commercial property-casualty insurance is highly competitive in the areas of price, service and agent relationships. The large number of insurers transacting business at rates which are independently regulated by their respective insurance departments compete aggressively for desireable busi-ness. Because of limitations in capacity and other regulatory restrictions, companies the size of CIC are sometimes at a disadvantage when competing with larger insurance companies.

     CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 1995, CIC reported $62.6 million surplus as regards policy-holders, approximately $45.7 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience the ratios are substantially less than the require-ment and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $70.3 million at December 31, 1995.

     Importance and Effect of Licenses:
     Generally speaking, insurance companies must be licensed in the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

     Number of Persons Employed
     Capitol Transamerica Corporation and subsidiaries employ 144 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1995
                                 Gross          Ceded            Net
    Accident and Health      $   222,137     $        -     $   222,137
    Burglary and Glass            52,045              -          52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Lines        593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968

                                                 1994
                                 Gross          Ceded            Net
    Accident and Health      $   223,193     $        -     $   223,193
    Burglary and Glass            50,646              -          50,646
    Fidelity                   1,059,233         90,495         968,738
    Fire and Allied Lines        797,229         43,821         753,408
    Inland Marine                 98,927          3,524          95,408
    Liability                  9,309,300        307,242       9,002,058
    Reinsurance                   22,359              -          22,359
    Commercial Multiple Peril 37,639,679        994,496      36,645,183
    Workers' Compensation      1,623,361         57,099       1,566,262
    Surety                     7,740,415        415,724       7,324,691
                             $58,564,342     $1,912,401     $56,651,941

                                                 1993
                                 Gross          Ceded            Net
    Accident and Health      $   152,602     $        -     $   152,602
    Burglary and Glass           101,171          4,798          96,373
    Fidelity                     975,077         39,716         935,361
    Fire and Allied Lines        745,596         52,386         693,210
    Inland Marine                132,492          5,481         127,011
    Liability                  7,429,388        279,170       7,150,218
    Reinsurance                    3,131              -           3,131
    Commercial Multiple Peril 30,932,976      1,710,817      29,222,159
    Workers' Compensation      2,381,194         29,596       2,351,598
    Surety                     7,492,901        318,500       7,174,401
                             $50,346,528     $2,440,464     $47,906,064



Item 1(c). (continued)
                                                 1992
                                 Gross          Ceded            Net
    Accident & Health        $   159,585     $        -     $   159,585
    Burglary and Glass           121,820              -         121,820
    Fidelity                   1,011,367         49,355         962,012
    Fire and Allied Line         867,898         42,980         824,918
    Inland Marine                117,366          1,883         115,483
    Liability                  6,765,304        286,189       6,479,115
    Commercial Multiple Peril 22,719,435      1,495,220      21,224,215
    Workers' Compensation        826,875          6,006         820,869
    Surety                     6,627,173        337,628       6,289,545
                             $39,216,823     $2,219,261     $36,997,562

                                                 1991
                                 Gross          Ceded            Net
    Accident & Health        $   157,429     $        -     $   157,429
    Burglary and Glass            66,999              -          66,999
    Fidelity                   1,024,846         50,012         974,834
    Fire and Allied Line         705,575         19,743         685,832
    Inland Marine                114,242          6,984         107,258
    Liability                  6,288,747        215,669       6,073,078
    Reinsurance                    8,006              -           8,006
    Commercial Multiple Peril 17,512,852        751,325      16,761,527
    Surety                     6,860,881       (216,405)      7,077,286
                             $32,739,577     $  827,328     $31,912,249


(d) Copies of "Schedule P" of the Annual Statements filed with State Regulatory Authorities by CIC and CSIC are incorporated herein by reference and are available upon request.

(e) Discussion Topics

    The following discussion topics, if applicable, have been included in Management's Discussion and Analysis of Financial Condition and Results of Operations and/or the Notes to Consolidated Financial Statements and the accompanying Schedules which appear elsewhere in this Annual Report.

             (1) Reinsurance transactions which have a material effect on earn-
                 ings or reserves.

             (2) Significant reserving assumptions including any recent changes.

             (3) The nature of recent changes in the terms under which reinsur-
                 ance is ceded to other insurers.

             (4) Changes in the mix of business, including but not limited to changes in the location of business, geographic mix and types of risks assumed.

             (5) Changes in payment patterns due to portfolio loss transfers, structured settlements and other transactions or circumstances.

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                 1995          1994           1993
    Balances as of January 1,               $ 27,475,323   $ 19,319,449   $ 18,788,150
    Less reinsurance recoverables                (12,363)       (38,049)      (674,509)
    Net reserves                              27,462,960     19,281,400     18,113,641

    Incurred losses and loss adjustment expenses related to:
         Current year                         27,224,006     21,287,960     16,948,813
         Prior years:
            Direct losses                      2,610,999      1,628,974        571,451
            Direct loss adjustment expenses    2,810,145      3,704,484      2,011,913
            Discontinued assumed reinsurance   1,454,313        914,636      1,117,562
                Total prior years              6,875,457      6,248,094      3,700,926

    Total incurred                            34,099,463     27,536,054     20,649,739

    Paid losses and loss adjustment expenses related to:
         Current year                         10,632,490       9,527,420      9,858,088
         Prior years                          12,285,492       9,946,822      9,616,795
    Total paid                                22,917,982      19,474,242     19,474,883

    Other adjustments, net                      (105,678)        119,748         (7,097)

    Net balance at December 31                38,538,763      27,462,960     19,281,400
    Plus reinsurance recoverables                 45,321          12,363         38,049

    Balance at December 31,                 $ 38,584,084    $ 27,475,323   $ 19,319,449


(g) Loss Reserve Development
    Year ended:                   1986   1987   1988   1989   1990   1991   1992   1993   1994   1995
    Reserves for losses and loss
      adjustment expense        $ 12.2 $ 14.8 $ 15.3 $ 14.2 $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5

    Re-estimated reserves:
      One year later              13.5   14.0   14.1   15.3   15.0   19.5   21.2   25.5   33.8
      Two years later             13.9   13.3   15.5   16.1   18.3   21.3   23.8   31.2    -
      Three years later           13.4   14.6   16.1   18.3   19.9   22.7   28.3    -      -
      Four years later            14.8   15.1   17.5   19.2   21.3   25.9    -      -      -
      Five years later            15.5   16.2   18.6   20.2   23.8    -      -      -      -
      Six years later             16.6   17.4   19.6   21.8    -      -      -      -      -
      Seven years later           17.7   18.2   21.1    -      -      -      -      -      -
      Eight years later           18.5   19.7    -      -      -      -      -      -      -
      Nine years later            19.9    -      -      -      -      -      -      -      -

    Cumulative deficiency         (7.7)  (4.9)  (5.8)  (7.6)  (9.7) (11.4) (10.2) (11.9)  (6.3)

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations            (8.5)  (7.6)  (7.1)  (6.5)  (5.7)  (4.5)  (3.5)  (2.4)  (1.5)

    Cumulative redundancy
    (deficiency) from
    continuing operations          0.8    2.7    1.3   (1.1)  (4.0)  (6.9)  (6.7)  (9.5)  (4.8)

    Cumulative amount of liability paid through:

      One year later               3.4    3.6    4.6    5.9    5.7    7.6    9.4    9.9   12.2
      Two years later              5.6    5.9    8.0    8.7   10.1   12.7   14.1   17.2     -
      Three years later            7.0    8.3    9.9   12.0   13.4   15.4   18.9     -      -
      Four years later             9.2    9.4   12.3   13.7   15.2   18.7     -      -      -
      Five years later            10.0   11.4   13.5   14.6   17.5     -      -      -      -
      Six years later             11.9   12.3   14.2   15.9     -      -      -      -      -
      Seven years later           12.7   12.9   15.3     -      -      -      -      -      -
      Eight years later           13.2   14.0     -      -      -      -      -      -      -
      Nine years later            14.3     -      -      -      -      -      -      -      -

    This table does not present accident or policy year development data, which readers may be more accustomed to analyzing.  Conditions and trends that have effected development of the liability in the past may not necessarily occur in the future.  Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table.  There are no specific provisions for the effects of inflation or other factors which may cause a future change in claim costs.

    The company withdrew from the reinsurance assumed business in 1976, however, the company is involved with treaties which cover certain risks which have had significant development industry-wide over the past several years.  Due to the nature of the assumed business, ultimate losses may, and often do, vary from current estimates.
    See  footnote 4(b) of the notes to the consolidated financial statements.


(h) Reconciliation of Statutory to Generally Accepted Accounting Principles
    (GAAP) reserves:

      Balance, December 31, as reported to                For the Year Ended December 31,
      Insurance Commissioner of the                       1995           1994           1993
      State of Wisconsin:
                  - CIC                              $ 37,996,923   $ 26,829,156   $ 18,763,392

                  - CSIC                                   -              -              10,435

      Funds withheld from reinsurers, reclassified
        to loss reserves on a GAAP basis                  514,583        510,028        489,403

      Reserve for return of disability premiums,
        reclassified to loss reserves on a GAAP basis      26,625         37,026         35,042

      FAS No. 113 GAAP adjustment to gross up reserves
           for the effect of reinsurance                   52,653        119,571         38,049

      Other, net                                           (6,700)       (20,458)       (16,872)

      Balance, December 31, on a GAAP basis          $ 38,584,084   $ 27,475,323   $ 19,319,449

Item 2. Properties

      Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin, 53705, as follows:

          Approximately 27,406 square feet occupying a portion of the 1st and 9th floors and all of the 11th, 12th, 13th and 14th floors. The term of the lease is from March 23, 1992 through September 30, 1994 with options to extend through September 30, 2000.

      The Company also leases approximately 2,000 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1995, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in prcess against the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 1995.

Item 5. Market Information, Dividends and Other Information

On February 23, 1996, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock (adjusted) during 1995 was a low of 13 7/8 and a high of 20 1/2 with 1,078,340 shares traded.

Quarterly high and low quoted prices are obtained from the National Association of Securities Dealers. These quotations, adjusted for the December 28, 1995 ten percent stock dividend, are as follows:

                           1995                             1994
Quarter           High      Low    Dividends       High      Low    Dividends
  First         16 1/8    13 7/8    $.08         16 5/8    13 3/8    $.19
  Second        17 1/2    14 3/8     .09         17 1/4    14 1/2     .07
  Third         17 3/4    16 3/8     .09         17        16 1/8     .07
  Fourth        20 1/2    17 1/2     .19         16 3/8    13 7/8     .07
  Year          20 1/2    13 7/8    $.45         17 1/4    13 3/8    $.40

For the period January 1 through February 23, 1996, the high ask price was 21 and the low bid price was 19 1/2.  A regular cash dividend of $.10 per share was paid on March 28, 1996, to shareholders of record on March 11, 1996.

Future dividend payments must be authorized by the Board of Directors and will be dependent on operating results, capital requirements and the financial condition of the Company.

   Subsidiaries                                S.E.C. Form 10-K

   Capitol Indemnity Corporation               Copies of the Company's Annual
   Capitol Specialty Insurance Corporation     report filed with the SEC, in-
   Capitol Facilities Corporation              cluding exhibits, are available
                                               by written request addressed to:
   Independent Public Accountants
                                               Paul J. Breitnauer
   Ernst & Young LLP                           Vice President & Treasurer
   Milwaukee, Wisconsin                        4610 University Ave.
                                               Madison, Wisconsin 53705-0900

   Transfer Agent and Registrar                Annual Meeting

   Firstar Trust Co.                           The Company's Annual Meeting
   Milwaukee, Wisconsin                        will be held Monday, April 29,
                                               1996, 3:00 PM at the
   Common stock                                Concourse Hotel
                                               1 West Dayton Street
   Listed:  OTC                                Madison, Wisconsin 53704
   Quoted:  NASD (CATA)


Item 6.  FIVE YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA:

                                                       1995          1994          1993          1992          1991
 Gross Premiums Written                           $ 70,878,492  $  58,564,342  $ 50,346,528  $ 39,216,823  $ 32,739,577
 Net Premiums Written                             $ 68,356,968  $  56,651,941  $ 47,906,064  $ 36,997,562  $ 31,912,249
 Premiums Earned                                  $ 63,865,500  $  52,461,456  $ 43,456,430  $ 33,739,719  $ 30,313,866
 Net Investment Income                               6,635,123      5,359,606     5,001,715     4,715,339     4,374,995
 Realized Investment Gains (Losses)                  3,587,323      (106,188)     4,145,701     1,580,431     (390,442)
 Other Revenues                                        144,866       118,353         38,609       112,488       25,488
 Total Revenues                                     74,232,812    57,833,227     52,642,455    40,147,977    34,323,907
 Losses and Loss Adjustment Expenses Incurred       34,099,463    27,536,054     20,649,739    16,853,514    11,105,060
 Underwriting and Other Expenses                    21,497,664    17,883,570     15,963,957    12,204,252    11,011,435
 Total Losses Incurred and Expenses                 55,597,127    45,419,624     36,613,696    29,057,766    22,116,495
 Income from Operations Before Income Taxes         18,635,685    12,413,603     16,028,759    11,090,211    12,207,412
 Income Tax Expense                                  4,705,279     3,166,363      4,344,504     2,687,861     3,059,628
 Consolidated Net Income                          $ 13,930,406  $  9,247,240   $ 11,684,255  $  8,402,350  $  9,147,784
 Weighted Average Number of Shares Outstanding       7,366,440     7,341,748      7,291,362     7,219,658     7,138,058
 Income Per Share                                 $       1.89  $       1.26   $       1.60  $       1.16  $       1.28
 Total Cash Dividends Per Share                   $       0.45  $       0.40   $       0.34  $       0.19  $       0.14
 Consolidated Net Income and Cash Dividends Stated
    as a Ratio to Beginning Shareholders' Equity         25.3%         18.6%          25.9%         21.4%         29.4%
 Year End Financial Position:
    Assets                                        $175,630,578  $127,633,195   $117,346,301  $ 98,857,739  $ 79,602,840
    Shareholders' Equity                            92,653,880    67,979,174     65,648,667    54,637,662    45,765,237
    Book Value Per Share                          $      12.55  $       9.24   $       8.97  $       7.54  $       6.36
 Shares Outstanding                                  7,378,774     7,354,955      7,319,325     7,245,968     7,192,128
 Insurance Operating Ratios (Statutory Basis):
    Losses and Loss Adjustment Expenses to
      Net Premiums Earned                                53.2%         52.3%          47.5%         50.2%         39.7%
    Underwriting Expenses to Net Premiums Written        32.8%         32.4%          32.2%         35.0%         33.2%
    Combined Ratio                                       86.0%         84.7%          79.7%         85.2%         72.9%
 A. M. BEST Rating                                        A+            A+             A+            A+            A
                                                      Superior      Superior       Superior      Superior     Excellent

 Prior years' information has been restated to reflect the December 28, 1995 ten percent stock dividend and the June 15,
 1992 three-for-two stock split effected as a stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 34 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 80% of the business written while the fidelity-surety segement accounts for approximately 20% of the Company's business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by in-adequate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequen-cy of claims which in turn are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance indus-try, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a consider-able reduction in underwriting profitability for the industry as a whole.

Inflation also has a significant impact on the insurance industry in general, as well as on the Company. Inflation creates higher claim costs, which are then matched currently against premiums whose rating statistics were developed from data of previous years. In recent inflationary periods, this has led to inade-quate rate structures, since rate regulators are slow to grant rate adjustments at times when the overall economy is in an inflationary cycle. Studies have shown that premium rates trail the claim experience by a period of two years or more. Adequate premium rates continue to be of concern to the Company and the property-casualty insurance industry.

OPERATING RESULTS

As mentioned in the Overview, the property-casualty insurance industry is in a downward cycle. However, based on its operating results the Company is in a peak period as it continues to generate considerable underwriting profits. The Company's increase in premiums earned has been strictly due to volume increases resulting from new product lines, expansion of coverages and entry into new geographic territories. The Company's ability to maintain a steady combined ratio, typically 15 to 20 points below the industry average, is due to its basic philosophy of generating underwriting profits. When the industry's cycle reverses, the Company will be in an excellent position to take advantage of premium rate increases which will benefit the Company's overall profitability.

Gross premiums written during 1995 were $70,878,492, compared with $8,564,342 in 1994 and $50,346,528 in 1993.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 1995 totaled $63,865,500, compared with $52,461,456 and $43,456,430 in 1994 and 1993, respectively. The net unearn-ed premium reserve was $31,555,728, $26,794,249 and $23,327,682 at each year-
end.

                                       1995          1994          1993
      Gross Premiums Written       $70,878,492   $58,564,342   $50,346,528
      Reinsurance Ceded              2,521,524     1,912,401     2,440,464
      Net Premiums Written         $68,356,968   $56,651,941   $47,906,064
      Net Premiums Earned          $63,865,500   $52,461,456   $43,456,430
      Net Unearned Premium Reserve $31,555,728   $26,794,249   $23,327,682

The Company's underwriting results can be measured by reference to the combined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are state as a ratio of net premiums written.  The combined ratios were as follows:

Insurance Operating Ratios (Statutory Basis):          1995        1994        1993
      Losses and Loss Adjustme                        53.2%       52.3%       47.5%
      Underwriting Expenses                           32.8%       32.4%       32.2%
      Combined Ratios                                 86.0%       84.7%       79.7%

The Company's combined loss and expense ratios compare very favorably with the industry average, which is projected to be more than 106% for the year 1995.


REINSURANCE

The Company follows the customary practice of reinsuring with other companies, i.e., ceding a portion of its exposure on the policies it has written. This pro-gram of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually serious occurrences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain pro-tection that should be adequate to ensure the availability of funds for losses while maintaining future growth.

NET INVESTMENT INCOME AND REALIZED GAINS

In accordance with SFAS No. 115, the Company's fixed maturities and equity securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as a separate com-ponent of shareholders' investment.

Interest and Dividend Income: Interest on fixed maturities is recorded as in-come when earned and is adjusted for any amortization of purchase premium or discount. Dividends on equity securities are recorded as income on ex-dividend dates.

Investments:                                  1995          1994          1993
       Invested Assets                    $149,216,723  $104,785,146  $ 92,589,289
       Net Investment Income                 6,635,123     5,359,606     5,001,715
       Percent of Return to
        Average Carrying Value                    5.7%          5.6%          6.1%
       Realized Gains (Losses)               3,587,323      (106,188)    4,145,701
       Change in Unrealized Gains(Losses) $ 21,085,956  $ (6,251,923) $  2,538,850

The $21,100,000 increase in unrealized gains for 1995 was comprised of a $6,506,000 increase in fixed maturities and a
$14,594,000 increase in equity securities.  The Company not only gained back all the unrealized losses experienced in
1994, but had another $14,848,000 in additional appreciation.  Net investment income in 1995 amounted to $6,635,123, compared with $5,359,606 and $5,001,715 in 1994 and 1993, respectively.  Net unrealized gains (losses) were $20,090,891,
($995,065) and $5,256,858 at December 31, 1995, 1994 and 1993, respectively.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss ad-justment expenses were $38,584,084 at December 31, 1995 compared with $27,475, 323 at December 31, 1994. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (85.0% in 1995, 82.1% in 1994 and 78.9% in 1993) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Com-pany maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the course of ordinary business involvement and activities. The Company has no material capital expenditure commitments.

Item 8. Financial Statements and Supplementary Data

      Financial Statements

      The financial statements filed by CTC in connection with this Annual Report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

            Capitol Transamerica Corporation Consolidated Financial Statements:

               Report of independent auditors.

               Consolidated balance sheets - December 31, 1995 and 1994.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1995.

               Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1995.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1995.

               Notes to consolidated financial statements.

Item 9. Disagreements of Accounting and Financial Disclosures

      None.

Item 10. Directors and Executive Officers of CTC

(a) Directors

      Name (Age)                                                 Other Directorships, Business           Expire at
Date of Original Election       Principal Occupation       Experience and Miscellaneous Information   Annual Mtg. in:

Paul J. Breitnauer (56)   Vice President and Treasurer of    Mr. Breitnauer has been associated with        1996
        1986              the Company; Senior Vice Presi-    the insurance industry in various
                          dent & Treasurer of CIC, CSIC      capacities since 1963.
                          and CFC, wholly-owned subsidi-
                          aries of the Company.

George A. Fait (69)       Chairman of the Board and          Mr. Fait is a director of Bank One and         1997
        1960              President of the Company and its   has been associated with the insur-
                          wholly-owned subsidiaries;  Di-    ance industry in various capacities
                          rector of Bank One.                since 1950.
                          Madison, Wisconsin

Robert W. Goodwin (70)    Retired, formerly with Dean        Mr. Goodwin had been associated with Dean      1997
        1982              Witter Reynolds, Inc.              Witter Reynolds, Inc. in various capacities
                          Palm Harbor, Florida               1970.

Michael J. Larson (54)    President, Bank One Madison.       Mr. Larson has been associated with Bank       1998
        1991              Madison, Wisconsin                 One in various capacities since 1965.

Reinhart H. Postweiler(66)Retired, formerly with Flad        Mr. Postweiler is a Director of Bank One.      1996
        1977              Affiliated Corporation; Director   He is a member of the Wisconsin Society of
                          of Bank One.                       Professional Engineers and the National
                                                             Society of Professional Engineers.

Richard E. Tipple (70)    Retired, formerly with the Uni-    Mr. Tipple is a member of the Wisconsin        1998
        1970              versity of Wisconsin Planning      Society of Landscape Architects.
                          Department.
                          Madison, Wisconsin

                          None of the above directors are related and there are no arrangements or understandings between directors since each is acting solely in their described capacity. There have been no events during the past five years which are material to the evaluation of the ability and integrity of any director of CTC.

Item 10. (continued)
      (b) Executive Officers:

          Chairman of the Board and President- George A. Fait (69 years of age) Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer (56 years of age) Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary - Virgiline M. Schulte   (67 years of age)
          Elected in 1988.  Secretary - CIC, CSIC and CFC.

      (c) Additional Executive Officers -
          CIC & CSIC - Wholly-Owned Subsidiary Insurance Companies:

          Vice President - P & C Claims          Vice President - Personnel
          Robert F. Miller (57 years of age)     Virgiline M. Schulte (67 years
          Elected in 1986.                       old) Elected in 1993.

          Vice President - Agency                Vice President- Data Processing
          Joel G. Fait (37 years of age)         Frank S. Zillner (34 years old)
          Elected in 1993.                       Elected in 1993.

          Vice President - Rating                Corporate Counsel
          Gerald A. Olson (51 years of age)      Peter E. Hans (41 years of age)
          Elected in 1993.                       Elected in 1991.

          Vice President - P & C Underwriting
          William B. Hutchison (41 years of age)
          Elected in 1993.

      (d) Disclosure of Delinquent Filers

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated March 29, 1996 is incorporated herein by reference.

Item 11. Executive Compensation and Transactions

       The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated March 29, 1996 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections captioned "Principal Shareholders", "Option/SAR Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated March 29, 1996 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated March 29, 1996, are in-corporated herein by reference.

      George Fait and Virgiline Schulte are brother and sister; Joel Fait is George Fait's son and Frank Zillner is his son-in-law; none of the other officers are related and there are no arrangements or understandings between officers since each is acting solely in their described capacity. There have been no events during the past five years which are material to the evaluation or the ability and integrity of any executive officer of the Company or its subsidiaries.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) 1 and 2.  Financial statements and financial statement schedules

          The following financial statements of Capitol Transamerica Corporation and Subsidiaries are included in Item 8.

               Report of independent auditors.

               Consolidated balance sheets - December 31, 1995 and 1994.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1995.

               Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1995.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1995.

               Notes to consolidated financial statements.

          The following financial statement schedules of Capitol Transamerica Corporation and Subsidiaries are included in Item 14(d).

            Schedule I Summary of Investments Other than Investments in Related Parties

            Schedule II Condensed Financial Information of Registrant - Parent Company

            Schedule III  Supplementary Insurance Information

            Schedule IV   Reinsurance

            Schedule VI Supplemental Information Concerning Property-Casualty Insurance Operations

          All other schedules required by Article 7 of Regulation S-K are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1995.

      (c) Exhibits
          None

      (d) Financial Statement Schedules
          Reference is made to the financial statement schedules above.

                              SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CAPITOL TRANSAMERICA CORPORATION


By                                       By
   George A. Fait                           Paul J. Breitnauer
   Chairmant of the Board,                  Vice President,
   President and Director                   Treasurer and Director


By                                       By
   Virgiline M. Schulte                     Robert W. Goodwin
   Secretary                                Director


By                                       By
   Michael J. Larson                        Reinhart H. Postweiler
   Director                                 Director


By
   Richard E. Tipple
   Director


March 25, 1996


RESPONSIBILITY FOR FINANCIAL REPORTING

To The Shareholders and Board of Directors of Capitol Transamerica Corporation:

The Company has prepared the consolidated financial statements, related notes, and other financial data appearing in this Annual Report. The statements were developed using generally accepted accounting principles and policies considered appropriate in the circumstances. They reflect, where applicable, management's best estimates and judgements. The financial data also includes disclusures and explanations which are relevant to an understanding of the financial affairs of the Company.

To meet management's responsibility for financial reporting, internal control systems and procedures are designed to provide reasonable assurances as to the reliability of the financial records and compliance with corporate policy throughout the organization.

Ernst & Young LLP, independent auditors, have audited the financial statements. To express an opinion thereon, they review and evaluate the Company's internal accounting controls and conduct such tests of the accounting records and other auditing procedures as they deem necessary. The Board of Directors oversees the Company's financial reporting through its Audit Committee, which regularly meets with management representatives and jointly with the independent auditors, to review accounting, auditing and financial reporting matters. A policy of busines ethics is communicated annually to the Company's directors, officers and respon-sible employees. The Company monitors compliance with the policy to help assure that operations are conducted in a responsible and professional manner with a committment to the highest standard of business conduct.

                                                   Paul J. Breitnauer
                                                   Vice President and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Trans-america Corporation (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders equity, and cash flows for the three years in the period ended December 31, 1995. Our audits also in-cluded the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 1995 and 1994, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin                                         Ernst & Young LLP
February 23, 1996

                           CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                                                       1995            1994
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $71,493,255 and $58,844,982 respectively)  $ 78,669,841     $ 59,529,369
        Equity securities:
          Common stock, (cost $50,412,460 and $32,295,835, respectively)              63,141,401       30,804,059
          Nonredeemable preferred stock, (cost $3,868,836 and
               $3,052,524, respectively)                                               4,054,200        2,864,850
 Investment real estate, at cost, net of depreciation                                  1,435,486        1,442,910
     Short-term investments, at cost which approximate fair value (Note(2)(d)          1,915,795       10,143,960
Total Investments                                                                    149,216,723      104,785,146

  Cash                                                                                   602,775        1,253,320
  Accrued investment income                                                            1,718,254        1,366,123
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $320,000 and $262,260, respectively                     11,874,125        9,344,224
  Balances due from reinsurers                                                           630,448          201,045
  Funds held by ceding reinsurers                                                         77,117          137,422
  Reinsurance recoverable on unpaid losses                                                45,321           12,363
  Reinsurance recoverable on paid losses                                                 568,379           54,259
  Deferred insurance acquisition costs (Note (1)(e))                                   9,228,868        7,715,389
  Prepaid reinsurance premiums                                                           897,049          627,038
  Due from securities brokers                                                            215,165             -
  Income taxes receivable                                                                110,091          481,711
  Deferred income taxes                                                                     -           1,211,241
  Other assets                                                                           446,263          443,914
Total Assets                                                                        $175,630,578     $127,633,195

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1995 and 1994

                                                                                      1995            1994
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
     Reserve for losses                                                             $ 25,679,644     $ 19,144,647
    Reserve for loss adjustment expenses                                              12,904,440        8,330,676
     Unearned premiums                                                                31,555,728       26,794,249
  Total Policy Liabilities and Accruals                                               70,139,812       54,269,572

  Accounts payable                                                                     4,362,308        3,913,672
  Dividends payable                                                                      745,009            -
  Due to securities brokers                                                              370,123          300,000
  Balances due to reinsurers                                                           1,175,565          901,055
  Accrued premium taxes                                                                  382,544          269,722
  Deferred income taxes                                                                5,801,337            -
  Total Other Liabilities                                                             12,836,886        5,384,449
Total Liabilities                                                                     82,976,698       59,654,021
  Commitments and contingent liabilities (Notes (4) and (8))                               -                -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 6,899,060 and 6,877,596, respectively                                   6,899,060        6,877,596
     Common stock distributable, 689,545 shares at $1.00 par value                       689,545            -
     Paid-in surplus                                                                  20,949,100        7,931,671
     Net unrealized appreciation (depreciation) on securities carried at fair value
      net of deferred taxes of $6,830,903 & $338,322, respectively(Notes(1)(b) & (2)  13,259,988         (656,743)
     Retained earnings                                                                51,177,894       54,157,275
Shareholders' investment before treasury stock                                        92,975,587       68,309,799
     Treasury stock, 209,831 and 191,273 shares, respectively, at cost                  (321,707)        (330,625)
Total Shareholders' Investment                                                        92,653,880       67,979,174
Total Liabilities and Shareholders' Investment                                      $175,630,578     $127,633,195

  The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     For The Years Ended December 31, 1995, 1994 and 1993



                                                                  1995           1994           199
Revenues:
   Premiums earned (Note (1)(c))                               $ 68,865,500   $ 52,461,456   $ 43,456,430
   Net investment income (Note (2)(e))                            6,635,123      5,359,606      5,001,715
   Realized investment gains (losses) (Notes (1)(b) and (2))      3,587,323       (106,188)     4,145,701
   Other revenues                                                   144,866        118,353         38,609
Total Revenues                                                   74,232,812     57,833,227     52,642,455

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               24,620,433     18,985,162     15,622,055
   Loss adjustment expenses incurred                              9,479,030      8,550,892      5,027,684
   Underwriting, acquisition and insurance expenses (Note(10))   21,595,470     17,632,596     14,858,802
   Increase in deferred insurance acquisition costs              (1,513,479)      (784,373)      (458,347)
   Other expenses                                                 1,415,673      1,035,347      1,563,502
Total Losses and Expenses Incurred                               55,597,127     45,419,624     36,613,696

Income from operations before income taxes                       18,635,685     12,413,603     16,028,759
Income tax expense (Note (5))                                     4,705,279      3,166,363      4,344,504

Net Income                                                     $ 13,930,406   $  9,247,240   $ 11,684,255


Income Per Share (Note (1)(g))                                 $       1.89   $       1.26   $       1.60

Weighted average number of shares outstanding (Note (1)(g))       7,366,440      7,341,748      7,291,362

The accompanying notes to the consolidated financial statements are an inte



                                      CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                            For the Years Ended December 31, 1993, 1994 and 1995
                                                                                          Unrealized
                                                                Common                   Appreciation
                                                  Common         Stock                   (Depreciation)
                                                   Stock     Distributable               on Securities
                                                (Par Value)   (Par Value    Paid-In      Carried at      Retained    Treasury
                                                   $1.00)        $1.00)     Surplus       Fair Value     Earnings      Stock
Balance, January 1, 1993                         $ 6,773,991   $    -       $ 7,658,875   $ 1,801,147   $38,645,781   $(242,132)
    Net income                                        -             -            -             -         11,684,255       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred                    -             -            -          1,668,379        -
    Stock options exercised                           72,419        -           164,272        -             -          (96,937)
    Cash dividends                                    -             -            -             -         (2,486,582)      -
    Other, net                                        -             -            -             -              5,199       -
Balance, December 31, 1993                          6,846,410       -         7,823,147     3,469,526    47,848,653    (339,069)
    Net income                                        -             -            -             -          9,247,240       -
    Unrealized depreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         (4,126,269)        -           -
    Stock options exercised                            31,186       -           108,524        -              -           8,444
    Cash dividends                                    -             -            -             -         (2,938,618)      -
Balance, December 31, 1994                          6,877,596       -         7,931,671      (656,743)   54,157,275    (330,625)
    Net income                                        -             -            -             -         13,930,406       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         13,916,731         -           -
    Stock options exercised                            21,464       -            88,460        -              -           8,918
    Stock dividend                                    -           689,545    12,928,969        -        (13,618,514)      -
    Cash dividends                                    -             -            -             -         (3,291,273)      -
Balance, December 31, 1995                       $ 6,899,060  $   689,545   $20,949,100   $13,259,988   $51,177,894  $ (321,707)

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the Years Ended December 31, 1995,1994 and 1993


                                                                      1995          1994          1993
Cash flows provided by operating activities:
 Net Income                                                         $ 13,930,406  $  9,247,240  $ 11,684,255
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                   423,119       344,328       354,040
          Realized investment (gains) losses                          (3,587,323)      106,188    (4,145,701)
          Change in:
              Deferred insurance acquisition costs                    (1,513,479)     (784,373)     (458,347)
              Unearned premiums                                        4,761,479     3,466,567     4,817,367
              Allowance for doubtful accounts receivable from agents      65,785        60,000        55,500
              Accrued investment income                                 (352,131)      (26,674)       18,597
              Receivables from agents, insureds and others            (2,595,686)     (415,046)   (1,604,203)
              Balances due to/from reinsurers                           (154,893)       55,481      (939,999)
              Reinsurance recoverable on paid land unpaid losses        (547,078)      117,133     1,023,899
              Funds held by ceding reinsurers                             60,305        (2,829)      (38,405)
              Income taxes payable/receivable                            371,620    (2,000,010)      645,025
              Deferred income taxes                                     (156,647)     (262,036)        1,687
              Due to/from securities brokers                            (145,042)   (2,651,078)   (2,868,572)
              Prepaid reinsurance premiums                              (270,011)      601,845      (245,660)
              Other assets                                               294,732       504,974        12,509
              Reserves for losses and loss adjustment expenses        11,108,761     8,155,874       531,299
              Accounts payable                                           448,636      (239,443)    1,046,551
              Accrued premium taxes                                      112,822         6,432       (32,542)
                      Net cash provided by operating activities       22,255,375    21,586,729     9,857,300

Cash flows provided by (used for) investing activities:
     Proceeds from sales of available-for-sale investments            21,046,919     1,895,147    14,830,272
     Purchases of available-for-sale investments                     (47,289,410)  (26,596,166)  (25,781,700)
     Maturities of available-for-sale investments                      6,447,108     6,074,710     2,539,117
     Maturities of held-to-maturity investments                           -             -          2,088,750
     Purchases of depreciable assets                                    (683,115)     (320,920)     (408,862)
                      Net cash used for investing activities         (20,478,498)  (18,947,229)   (6,732,423)

Cash flows provided by (used for) financing activities:
     Cash dividends paid                                              (2,546,264)   (2,938,618)   (2,486,582)
     Stock options exercised                                             109,924       139,710       236,691
     Net proceeds from sale (purchase) of treasury stock                   8,918         8,444       (96,937)
                      Net cash used for financing activities          (2,427,422)   (2,790,464)   (2,346,828)

     Net (decrease) increase in cash                                    (650,545)     (150,964)      778,049
     Cash, beginning of year                                           1,253,320     1,404,284       626,235
     Cash, end of year                                               $   602,775   $ 1,253,320   $ 1,404,284

Cash paid during the year for:
     Income taxes                                                    $ 4,497,508   $ 5,427,361   $ 3,685,700
     Interest                                                             -             -              2,030

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    Capitol Transamerica Corporation (the "Company") is an insurance holding company which writes, through its subsidiaries, commercial insurance coverages in 34 states. The property-casualty insurance coverages represent approximately 80% of the Company's premiums written while fidelity-surety coverages represent approximately 20% of the Company's premiums written. The Company's products are marketed through independent agents located through-out the United States.

    The consolidated financial statements are presented in accordance with generally accepted accounting principles. The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

    (a)   Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Capitol Indemnity Corpora-tion ("CIC"), Capitol Specialty Insurance Corporation ("CSIC") and Capitol Facilities Corporation ("CFC"). All significant intercompany accounts and transactions have been eliminated in consolidation.

    (b)   Investments
          The Company classifies all of its fixed maturities and equity securi-ties as available-for-sale. Accordingly, investments in fixed maturi-ties and equity securities are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' investment, net of tax effect. The cost of fixed maturities is adjust-ed for amortization of premiums and discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of in-come to carrying values equal to their estimated fair values.

          Investment real estate is carried at cost net of accumulated deprecia-tion of $126,983 and $82,130 as of December 31, 1995 and December 31, 1994, respectively.

          Cost of investments sold is determined under the specific identifica-tion method.

    (c)   Premiums
          Premiums are recognized as revenue on a pro rata basis over the term of the contracts.

    (d)   Losses and Loss Adjustment Expenses
          Losses and loss adjustment expenses, less related reinsurance and sub-rogation recoverables, are provided for as claims are incurred. The reserves for losses and loss adjustment expenses include: (1) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (2) estimates received from other insurers with respect to reinsurance assumed; (3) estimates for incurred but not reported claims based on past experi-ence modified for current trends; and (4) estimates of expenses for investigating and settling claims based on past experience. The lia-bilities recorded are based on estimates resulting from the continu-ing review process. Differences between estimates and ultimate pay-ments are reflected in expense for the period in which the estimates are changed. Management believes that the reserves for losses and loss adjustment expenses are adequate to meet obligations.

    (e)   Deferred Insurance Acquisition Costs
          Insurance acquisition costs that vary with, and are directly related to, the production of premiums(principally commissions, premium taxes compensation and certain underwriting expenses) are deferred. Deferred insurance acquisition costs are amortized to expense as the related premiums are earned.

    (f)   Income Taxes
          Deferred income taxes reflect the net tax effects of temporary dif-ferences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax reporting.

    (g)   Income Per Share
          Net income per share is computed by dividing net income by the weight-ed average number of shares of stock outstanding during the year.

          Prior years' weighted average number of shares outstanding and income per share have been restated to reflect the December 28, 1995 ten percent stock dividend.

(2)Investments
   (a) The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:

                                                             Gross          Gross
                                              Amortized    Unrealized    Unrealized      Fair
   Type of investment                           Cost         Gains          Losses       Value
   December 31, 1995
   Fixed maturities:
        U.S. Government bonds                $   591,928   $     9,643   $      -      $   601,571
        State, municipal and political
             subdivision bonds                70,020,468     7,172,261       (70,652)   77,122,077
       Corporate bonds and notes                 880,859        91,144       (25,810)      946,193
      Total fixed maturities                 $71,493,255   $ 7,273,048       (96,462)  $78,669,841

   Equity securities:
        Common stock                         $50,412,460   $15,320,343   $(2,591,402)  $63,141,401
        Non-redeemable preferred stock         3,868,836       246,779       (61,415)    4,054,200
      Total equity securities                $54,281,296   $15,567,122   $(2,652,817)  $67,195,601


   December 31, 1994
   Fixed maturities:
        U.S. Government bonds                $   607,165   $     1,838   $   (25,292)  $   583,711
        State, municipal and political
             subdivision bonds                55,980,952     1,884,956    (1,118,062)   56,747,846
        Corporate bonds and notes              2,256,865        38,930       (97,985)   (2,197,810)
      Total fixed maturities                 $58,844,982   $ 1,925,724   $(1,241,339)  $59,529,367

   Equity securities:
        Common stock                         $32,295,835   $ 1,994,832   $(3,486,608)  $30,804,059
        Non-redeemable preferred stock         3,052,524       145,725      (333,399)    2,864,850
      Total equity securities                $35,348,359   $ 2,140,557   $(3,820,007)  $33,668,909

   (b)  The amortized cost and estimated fair value of fixed maturities at December 31, 1995, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $ 1,110,320      $ 1,124,600
           Due after one year through five years      2,729,313        2,836,314
           Due after five years through               6,349,332        6,739,952
           Due after ten years                       61,304,290       67,968,975
           Total                                    $71,493,255      $78,669,841


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1995,
        1994 and 1993, are as follows:
                                                  1995         1994         1993
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $   33,742   $   60,214   $  450,016
                Gross losses                        (5,288)      (8,395)    (128,938)
           Equity securities
                Gross gains                      3,558,869      147,621    3,673,106
                Gross losses                          -        (305,628)      (9,025)
           Investment real estate (1)                 -            -         160,539
        Net realized gains (losses)             $3,587,323     (106,188)  $4,145,701

           (1)  During 1993 a portion of investment real estate was sold to an officer of the Company at an appraised value of $238,050 resulting in a realized gain of $160,539.

 <CAPTION?
                                                       1995         1994         1993
        Change in unrealized gains (losses):
           Fixed maturities                          $ 6,492,201  $(4,397,979) $ 5,082,364
           Equity securities                          14,593,755   (1,853,944)  (2,543,514)
        Net change in unrealized gains (losses)       21,085,956   (6,251,923)   2,538,850
           Effect of applicable deferred taxes        (7,169,225)   2,125,654     (870,471)
        Net increase (decrease) in unrealized gains  $13,916,731  $(4,126,269)   1,668,379

        Following is a summary of total unrealized gains (losses) as of December 31, 1995, 1994 and 1993:
                                                       1995         1994         1993
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $ 7,273,048  $ 1,925,724  $ 5,082,364
                Gross unrealized losses                  (96,462)   1,241,339        -
           Equity securities
                Gross unrealized gains                15,567,122    2,140,557    1,560,317
                Gross unrealized losses               (2,652,817)  (3,820,007)  (1,385,823)
        Gross unrealized gains (losses)               20,090,891     (995,065)   5,256,858
           Effect of applicable deferred taxes        (6,830,903)     338,322   (1,787,332)
        Net unrealized gains (losses)                $13,259,988  $  (656,743) $ 3,469,526

   (d) The amortized cost of securities on deposit with insurance regulators in accordance with statutory requirements was $3,382,912 on December 31, 1995 and $3,075,228 on December 31, 1994.

        In connection with the runoff of the reinsurance assumed operations, CIC has established a security trust fund agreement with a bank, consisting of cash and securities in the amount of $1,043,691 at December 31, 1995 and $684,600 at December 31, 1994. Additionally, CIC has deposited $42,000 at December 31, 1995 and $100,000 at December 31, 1994 in an
        account for the benefit of reinsurers and has included these funds in short-term investments in the accompanying balance sheets.

   (e) Following is a summary of investment income from each category of investments:

                                                1995         1994         1993
           Fixed maturities                   $ 4,539,757  $ 4,062,030  $ 4,009,737
           Equity securities                    1,851,937    1,085,584      831,288
           Investment real estate                 751,162      786,152      778,562
           Short-term                             224,813      112,455       90,819
           Total investment income              7,367,669    6,046,221    5,710,406
           Investment expenses - real estate      549,674      542,618      567,024
           Other investment expenses              138,016      104,117      102,667
           Depreciation on real estate             44,856       39,880       39,000
           Net investment income              $ 6,635,123  $ 5,359,606  $ 5,001,715
</TABLE)

   (f) The Company had investments in state, municipal and political subdivi-sion bonds of $70,020,468 and $55,980,952 at December 31, 1995 and 1994,
        respectively. Approximately 88% and 82% of these bonds were special assessment revenue bonds and approximately 12% and 18% of these bonds were state and political subdivision obligations at December 31, 1995 and 1994, respectively. The Company monitors its exposure by investing its funds in accordance with guidelines set by the Company's investment committee. At December 31, 1995, approximately 39% of the municipal bond portfolio consisted of securities of Wisconsin and Minnesota municipalities. No other state total exceeded 10%.

   (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturi-ties are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3) Reserves for Losses and Loss Adjustment Expenses
    The table below provides a reconciliation of the beginning and ending re-serves for losses and loss adjustment expenses, net of reinsurance:

                                                               1995          1994          1993
    Balance as of January 1,                                 $27,475,323    $19,319,449   $18,788,150
    Less reinsurance recoverables                                (12,363)       (38,049)     (674,509)
    Net reserves                                              27,462,960     19,281,400    18,113,641

    Incurred losses and loss adjustment expenses related to:
         Current year                                         27,224,006     21,287,960    16,948,813
         Prior years:
            Direct losses                                      2,610,999      1,628,974       571,451
            Direct loss adjustment expenses                    2,810,145      3,704,484     2,011,913
            Discontinued assumed reinsurance                   1,454,313        914,636     1,117,562
                Total prior years                              6,875,457      6,248,094     3,700,926

    Total incurred                                            34,099,463     27,536,054    20,649,739

    Paid losses and loss adjustment expenses related to:
         Current year                                         10,632,490      9,527,420     9,858,088
         Prior years                                          12,285,492      9,946,822     9,616,795
    Total paid                                                22,917,982     19,474,242    19,474,883

    Other adjustments, net                                      (105,678)       119,748        (7,097)

    Net balance at December 31,                               38,538,763     27,462,960    19,281,400
    Plus reinsurance recoverables                                 45,321         12,363        38,049

    Balance at December 31,                                  $38,584,084    $27,475,323   $19,319,449

    As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.  The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables.  As a result of the variability in these estimates, reserves have differed from actual experience during 1995, 1994 and 1993.  The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions.  Policies and procedures have been implemented which management believes will stabilize the reserve development.  The Company continues to monitor factors that could affect future claim development.  While the Company has recorded its current best estimate of its reserves for losses and loss adjustment expenses, it is reasonably possible these estimates, net of estimated reinsurance recoverables, may increase in the future.  See Note 4(b) for discussion of assumed reinsurance.

(4) Reinsurance
    (a)Ceded
       The Company generally reinsures losses in excess of $500,000 with various other companies through reinsurance ceded contracts. During 1993, the Company reinsured losses in excess of $300,000. These arrangements pro-vide for greater diversification of business, allow the Company to con-trol exposure to potential losses arising from large risks, and provide additional capacity for growth. Reinsurance ceded contracts do not re-lieve the Company from its obligations to policyholders. The Company re-mains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the rein-surance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

       Net written and earned premiums and losses and loss adjustment expenses include reinsurance activity as follows:

                                                                Written Premiums
                                                       1995            1994            1993
       Direct                                        $70,878,492     $58,541,983     $50,343,397
       Assumed                                             -              22,359           3,131
       Ceded                                          (2,521,524)     (1,912,401)     (2,440,464)
       Net premiums written                          $68,356,968     $56,651,941     $47,906,064

                                                                 Earned Premiums
                                                       1995            1994            1993
       Direct                                        $66,117,013     $55,075,416     $45,526,074
       Assumed                                             -              22,359           3,131
       Ceded                                          (2,251,513)     (2,636,319)     (2,072,775)
       Net premiums earned                           $63,865,500     $52,461,456     $43,456,430

                                                            Losses and Loss Adjustment Expenses
                                                       1995            1994            1993
       Direct                                        $33,320,640     $27,179,449     $20,249,420
       Assumed - losses                                1,355,570         828,195         736,987
       Assumed - legal and audit                          98,743          79,967         380,575
       Ceded                                            (675,490)       (551,557)       (717,243)
       Net losses and loss adjustment expenses       $34,099,463     $27,536,054     $20,649,739

    (b)Assumed
       CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and pools. Although CIC withdrew from the reinsurance business in 1976, its liability remains for losses on policies written during the period in which it participated as a reinsurer. The Company is involved with treaties which cover certain risks which have had significant development industry-wide over the past several years. The reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually re-viewed for accuracy and reasonableness. The Company believes the assumed reserves of $5,562,269 and $5,176,849 at December 31, 1995 and 1994, re-
       spectively, which are included in the reserve for losses, are reasonable. However, due to the nature of the assumed business, ultimate losses may vary from current estimates. The Company has issued outstanding letters of credit relating to reinsurance assumed of $503,000 at December 31, 1995 and 1994.

(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1995, 1994 and 1993 are as follows:

                                                    1995         1994         1993
       Current expense:
          Federal                                $ 4,393,537  $ 3,040,153  $ 3,952,017
          State                                      468,388      388,246      519,312
       Total current expense                       4,861,925    3,428,399    4,471,329

       Deferred expense(benefit):
         Deferred insurance acquisition costs        514,583      266,687      155,838
         Unearned premiums                          (305,420)    (305,565)    (302,576)
         Discount on loss and loss adjustment       (285,995)    (162,179)     120,928
         Unpaid commissions                           23,551      (41,228)     (23,027)
         Other                                      (103,365)     (19,751)     (77,988)
       Total deferred benefit                       (156,646)    (262,036)    (126,825)

       Income tax expense                        $ 4,705,279  $ 3,166,363  $ 4,344,504

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1995     1994     1993
       Statutory tax rate                                          34.0%     34.0%     34.0%
       Municipal bond income, net of proration                     -6.9%     -9.1%     -6.9%
       Dividend received exemption, net of proration               -2.1%     -1.8%     -1.1%
       State income tax expense, net of federal tax benefit         1.6%      2.1%      2.1%
       Other, net                                                  -1.4%      0.3%     -1.0%
       Effective income tax rate                                   25.2%     25.5%     27.1%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1995            1994
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 3,137,815     $ 2,623,232
          Net unrealized gains on investment securities           6,830,903           -
          Other                                                      74,055         108,480
          Total deferred tax liabilities                         10,042,773       2,731,712

       Deferred tax assets:
          Net unrealized losses on investment securities              -             338,322
          Unearned premium reserve discounting                    2,084,790       1,779,370
          Loss and loss adjustment expense reserve discounting    1,303,833       1,017,838
          Unpaid commissions                                        544,411         567,963
          Salvage and subrogation reserve discounting               182,602         133,292
         Other                                                      125,800         106,168
          Total deferred tax assets                               4,241,436       3,942,953

       Net deferred tax (liability) asset                       $(5,801,337)    $ 1,211,241

(6) Common Stock Options
    Options to purchase 159,262 and 105,795 shares of the Company's common stock were outstanding as of December 31, 1995 and 1994, respectively. Options are exercisable when granted and all options expire either five or ten years after the date of grant. Exercise prices ranged from $1.57 to $17.50 per share as of December 31, 1995. There were 71,600 options granted and 21,464 options exercised in 1995 and 12,500 options granted and 31,186 options exercised in 1994.

(7) Statutory Reporting
    (a)The financial statements of the insurance subsidiaries have been prepared in accordance with generally accepted accounting principles, which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). The statutory capital and surplus and net income of the insurance subsidiaries as reported to state regulatory authorities, were as follows:

                                                   Policyholders' Surplus As Of December 31,
                                                         1995         1994         1993
       Capitol Indemnity Corporation                   $62,618,547  $40,651,963  $39,418,841
       Capitol Specialty Insurance Corporation           5,907,094    5,348,768    4,330,407

       Total                                           $68,525,641  $46,000,731  $43,749,248
                                                   Net Income for the Year Ended December 31,
                                                         1995         1994         1993
       Capitol Indemnity Corporation                   $11,762,554  $ 7,415,763  $10,212,541
       Capitol Specialty Insurance Corporation             238,538      432,832      434,168

       Total                                           $12,001,092  $ 7,848,595  $10,646,709

    (b)CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyhold-ers) of 25% of net premiums written during the preceeding twelve months. As of December 31, 1995, the amount of compulsory surplus required to be maintained by CIC was approximately $16,923,000.

    (c)State insurance regulations limit the transfer of assets, including divi-dends, from insurance subsidiaries to the Company without regulatory approval.

(8) Contingent Liabilities
    CIC is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks in-sured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordinary course of business in the insurance in-dustry. The reserves for losses and loss adjustment expenses include manage-ment's estimates of the probable ultimate cost of settling all losses in-volving lawsuits. See Notes (1)(d), (3) and (4).

(9) Employee Benefit Plans
    The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contribution during the plan year. The Company made contributions of $147,872, $130,708 and $104,142 in 1995, 1994 and 1993, respectively.

    The Company also has an Employee Stock Ownership Plan in which all quali-fied employees are eligible to participate. The plan provides for discre-tionary employer contributions of shares of Company stock or cash to pur-chase shares of Company stock. The Company made contributions of $89,000, $53,000 and $49,000 in 1995, 1994 and 1993, respectively.

(10)Underwriting, Acquisition and Insurance Expenses
    A summary of underwriting, acquisition and insurance expenses incurred during the years ended December 31, 1995, 1994 and 1993 is as follows:

                                                               1995          1994          1993
    Net commissions                                         $14,791,800   $11,834,298   $ 9,687,827
    Salaries and other compensation                           2,800,112     2,363,548     2,137,277
    Other expenses                                            4,003,558     3,434,750     3,033,698
    Total costs                                              21,595,470    17,632,596    14,858,802
    Increase in deferred insurance acquisition costs         (1,513,479)     (784,373)     (458,347)

    Total underwriting, acquisition and insurance expenses  $20,081,991   $16,848,223   $14,400,455

    Substantially all insurance contracts written by CIC are for a term of one year or less and deferred insurance acquisition costs are amortized over the same term.  The amount of deferred insurance costs amortized was $18,611,260, $15,262,076 and $13,547,478 in 1995, 1994 and 1993, respectively.

(11)Line of Credit
    The Company has a line of credit of $10,000,000. There were no borrowings under the line of credit in 1995.

(12)Quarterly Results of Operations (Unaudited)

    For the Year Ended December 31, 1995
                                            First       Second       Third        Fourth        Total
    Revenues                            $15,476,378  $18,763,854  $18,131,047  $21,861,533  $74,232,812
    Losses incurred and expenses         11,387,365   13,368,380   14,324,134   16,517,248   55,597,127
    Net income                            3,033,089    3,872,854    2,856,847    4,167,616   13,930,406
    Net income per share                $      0.41  $      0.53  $      0.39  $      0.56  $      1.89
    Dividends per share                 $      0.08  $      0.09  $      0.09  $      0.19  $      0.45


    For the Year Ended December 31, 1994
                                             First       Second       Third       Fourth        Total
    Revenues                            $13,600,737  $14,256,857  $14,790,859  $15,184,774  $57,833,227
    Losses incurred and expenses         10,028,004   10,808,252   11,131,651   13,451,717   45,419,624
    Net income                            2,628,947    2,562,761    2,602,508    1,453,024    9,247,240
    Net income per share                $      0.36  $      0.35  $      0.35  $      0.20  $      1.26
    Dividends per share                 $      0.19  $      0.07  $      0.07  $      0.07  $      0.40

    The 1994 information has been restated to reflect the December 28, 1995 ten percent stock dividend.

                                                               SCHEDULE I

                              CAPITOL TRANSAMERICA CORPORATION
                                 SUMMARY  OF  INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 As of December 31, 1995
                                      (Consolidated)


                                                                                      Amount at
                                                                                     Which Shown
                                                                         Fair         in Balanc
                   Type of Investment                       Cost        Value            Sheet
Fixed maturity securities, available-for-sale:
   Bonds:
      United Stated Government and government
        agencies and authorities                         $    591,928   $    601,571   $    601,571
      State, municipalities, and political subdivisions    70,020,468     77,122,077     77,122,077
      All other corporate bonds                               880,859        946,193        946,193

   Total                                                   71,493,255     78,669,841     78,669,841

Equity securities, available-for-sale:
   Common stocks:
      Public utilities                                      2,065,855      1,874,908      1,874,908
      Banks, trusts, and insurance companies               31,706,129     45,521,015     45,521,015
      Industrial, miscellaneous, and all other             16,640,476     15,745,478     15,745,478
   Nonredeemable preferred stocks                           3,868,836      4,054,200      4,054,200

   Total                                                   54,281,296     67,195,601     67,195,601

Real estate, net of depreciation                            1,435,486                     1,435,486
Short-term investments                                      1,915,795                     1,915,795

Total Investments                                        $129,125,832                  $149,216,723


                                                                                  SCHEDULE II
                                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CAPITOL TRANSAMERICA CORPORATION
                                                        (Parent Company)
    CONDENSED BALANCE SHEETS                                           December 31,
    Assets                                                         1995           1994
      Investments                                                $ 7,070,097    $ 4,737,021
      Cash                                                            22,369             59
      Accrued investment income                                       55,125         29,226
      Investment in subsidiaries                                  86,053,978     62,530,244
      Income taxes receivable                                         48,762          -
      Deferred income taxes                                             -            80,149
      Other assets                                                 1,280,161        975,370
         Total assets                                            $94,530,492    $68,352,069

    Liabilities and shareholders' equity
    Liabilities:
      Accounts payable                                           $   646,286    $   321,761
      Dividends payable                                              751,376          -
      Income taxes payable                                              -            51,134
      Deferred income taxes                                          478,950          -
         Total liabilities                                         1,876,612        372,895

    Shareholders' equity:
      Common stock                                                 7,588,605      6,877,596
      Additional paid-in-capital                                  20,949,100      7,931,671
      Unrealized appreciation (depreciation) on available-for-
        sale securities, net of deferred taxes                       929,729       (155,583)
      Retained earnings (including undistributed earnings of
       subsidiaries of $81,151,740 and $57,648,006, respectively) 63,508,153     53,656,115
                                                                  92,975,587     68,309,799
    Less treasury stock, at cost                                    (321,707)      (330,625)
    Total shareholders' equity                                    92,653,880     67,979,174
    Total liabilities and shareholders' equity                   $94,530,492    $68,352,069

                                                                          December 31,
    STATEMENTS OF INCOME                                           1995         1994         1993
    Dividends received from subsidiaries                         $ 3,000,000  $ 3,000,000  $ 3,000,000
     Management fees received from subsidiaries                    1,466,553    1,286,871    1,284,828
    Investment income                                                253,103      272,250      240,444
    Realized investment gains                                         18,255            7      463,721
    Other income                                                      24,138       15,300        -
          Total Income                                             4,762,049    4,574,428    4,988,993
    Administrative expenses                                        1,449,273    1,068,378    1,597,102
    Income tax expense                                                26,324      105,228       92,900
          Total Expenses                                           1,475,597    1,173,606    1,690,002
    Net income before equity in undistributed
        net income of subsidiaries                                 3,286,452    3,400,822    3,298,991
    Equity in undistributed net income of
        subsidiaries, net of dividends paid                       10,643,954    5,846,418    8,385,264
    Net Income                                                   $13,930,406  $ 9,247,240  $11,684,255

                             The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                             SCHEDULE II
                                                                             (continued)
                                                   CAPITOL TRANSAMERICA CORPORATION
                                                         (Parent Company)


                                                                           December 31,
   STATEMENTS OF CASH FLOWS                                         1995         1994         1993
   Cash flows provided by operating activities:
   Net income                                                    $13,930,406   $ 9,247,240  $11,684,255
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                   378,263       344,328      354,040
      Realized investment gains                                      (18,255)           (7)    (463,721)
      Change in:
          Equity in net income of subsidiaries                   (10,643,954)   (5,846,418)  (8,385,264)
          Other assets                                               (74,752)       45,920      645,825
          Other liabilities                                          273,391      (536,691)     440,328

   Net cash provided by operating activitities                     3,845,099     3,254,372    4,275,463

   Cash flows provided by (used for) investing activities:
      Proceeds from investments sold/matured                       1,070,493       524,254    1,216,956
      Purchases of investments                                    (1,740,750)     (225,103)  (2,514,965)
      Purchase of depreciable assets                                (683,115)     (320,920)    (408,862)

      Net cash used for investing activitities                    (1,353,372)      (21,769)  (1,706,871)

   Cash flows provided by (used for) financing activities:
      Cash dividends paid                                         (2,568,259)   (2,964,085)  (2,508,287)
      Capital contribution to subsidiaries                           (20,000)     (625,000)       -
      Stock options exercised                                        109,924       139,710      236,691
      Net proceeds from sale (purchase) of treasury stock              8,918         8,444      (96,937)
      Net cash used for financing activitities                    (2,469,417)   (3,440,931)  (2,368,533)

   Net increase (decrease) in cash                                    22,310      (208,328)     200,059

   Cash, beginning of year                                                59       208,387        8,328

   Cash, end of year                                               $  22,369   $        59  $   208,387

Cash paid during the year for:
      Income taxes                                                 $  88,077   $    39,181  $      -
      Interest                                                          -             -             542


                     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                                                 SCHEDULE III
                                                       CAPITOL TRANSAMERICA CORPORATION
                                                      SUPPLEMENTARY INSURANCE INFORMATION


                                    December 31,
                     Deferred       Future Policy
                      Policy        Benefits, Losses,               Other
                     Acquisition    Claims, and       Unearned    Policyholde
   Segment            Costs         Loss Expense      Premiums      Funds
1995:
Property-casualty
  insurance          $ 9,228,868     $38,584,084     $31,555,728    $   -

1994:
Property-casualty
  insurance          $ 7,715,389     $27,475,323     $26,794,249    $   -

1993:
Property-casualty
  insurance          $ 6,931,016     $19,319,449     $23,327,682    $   -
                                        Year ended December 31
                                                              Benefits,     Amortization of
                                                  Net      Claims, Losses,  Deferred Policy     Other
                                   Premium    Investment   and Settlement    Acquisition      Operating   Premiums
Sement                             Revenue      Income        Expenses          Costs          Expenses    Written
1995:
Property-casualty
     insurance                  $63,865,500  $ 6,635,123  $34,099,463     $18,611,260       $ 1,415,673   $70,878,492

1994:
Property-casualty
     insurance                  $52,461,456  $ 5,359,606  $27,536,054     $15,262,076       $ 1,035,347   $58,564,342

1993:
Property-casualty
     insurance                  $43,456,430  $ 5,001,715  $20,649,739     $13,547,478       $ 1,563,502   $50,346,528


                                                                     SCHEDULE IV

                                  CAPITOL TRANSAMERICA CORPORATION
                                            REINSURANCE
                      For The Years Ended December 31, l995, l994 and l993
                                                              Assumed                   Percentage
                                      Gross      Ceded to        From                     of Amount
                                     Premiums      Other         Other         Net       Assumed
                                     Written     Companies     Companies     Amount     To Net
December 31, 1995
Premiums Written:
   Accident and Health insurance   $   222,137  $     -      $     -       $   222,137       -

   Property & casualty and
    fidelity & surety insurance     70,656,355  $  2,521,524 $     -       $68,134,831       -

   Total premiums written          $70,878,492  $  2,521,524 $     -       $68,356,968       -


December 31, 1994
Premiums Written:
   Accident and Health insurance   $   223,193  $     -      $     -       $   223,193       -

   Property & casualty and
    fidelity & surety insurance     58,318,790    1,912,401      22,359     56,428,748      0.040%

   Total premiums written          $58,541,983  $ 1,912,401  $   22,359    $56,651,941      0.040%


December 31, 1993
Premiums Written:
   Accident and Health insurance   $   152,602  $     -      $     -       $   152,602       -

   Property & casualty and
    fidelity & surety insurance     50,190,795    2,440,464        3,131    47,753,462      0.007%

   Total premiums written          $50,343,397  $ 2,440,464  $     3,131   $47,902,933       -

                                                                      SCHEDULE VI

                                CAPITOL TRANSAMERICA CORPORATION
                                     SUPPLEMENTAL INFORMATION
                       CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                         December 31, l995
                                                            As of December 31,
BALANCE SHEET DATA:                                       1995            1994
Deferred insurance acquisition costs                   $ 9,228,868     $ 7,715,389

Outstanding loss and loss adjustment expense reserves   35,584,084      27,475,323

Discount deducted from reserves                              -               -

Unearned premiums                                      $31,555,728    $26,794,249


INCOME STATEMENT DATA:                                           Year Ended
                                                 1995          1994          1993
Earned premiums                          $63,865,500        $52,461,456   $43,456,430

Net investment income                      6,635,123          5,359,606     5,001,715


Incurred losses and loss adjustment
   expenses related to:

      Current year                       27,244,006          21,287,960    16,948,813
      Prior years                         6,875,457           6,248,094     3,700,926

Amortization of deferred policy
   acquisition costs                     18,611,260          15,262,076    13,547,478

Paid claims and claim adjustment
    expenses                             22,917,982          19,474,242    19,474,883

Gross premiums written                  $70,878,492         $58,564,342   $50,346,528






















[ARTICLE] 7

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[DEBT-HELD-FOR-SALE]                          78669841
[DEBT-CARRYING-VALUE]                          [BLANK]
[DEBT-MARKET-VALUE]                            [BLANK]
[EQUITIES]                                    63141401
[MORTGAGE]                                     [BLANK]
[REAL-ESTATE]                                  1435486
[TOTAL-INVEST]                               149216723
[CASH]                                          602775
[RECOVER-REINSURE]                              568379
[DEFERRED-ACQUISITION]                         9228868
[TOTAL-ASSETS]                               175630578
[POLICY-LOSSES]                               25679644
[UNEARNED-PREMIUMS]                           31555728
[POLICY-OTHER]                                12904440
[POLICY-HOLDER-FUNDS]                          [BLANK]
[NOTES-PAYABLE]                                [BLANK]
[PREFERRED-MANDATORY]                          [BLANK]
[PREFERRED]                                    [BLANK]
[COMMON]                                       7588605
[OTHER-SE]                                    85386982
[TOTAL-LIABILITY-AND-EQUITY]                 175630578
[PREMIUMS]                                    63865500
[INVESTMENT-INCOME]                            6635123
[INVESTMENT-GAINS]                             3587323
[OTHER-INCOME]                                  144866
[BENEFITS]                                    34099463
[UNDERWRITING-AMORTIZATION]                   23108949
[UNDERWRITING-OTHER]                           1415673
[INCOME-PRETAX]                               18635685
[INCOME-TAX]                                   4705279
[INCOME-CONTINUING]                           13930406
[DISCONTINUED]                                 [BLANK]
[EXTRAORDINARY]                                [BLANK]
[CHANGES]                                      [BLANK]
[NET-INCOME]                                  13930406
[EPS-PRIMARY]                                     1.89
[EPS-DILUTED]                                     1.89
[RESERVE-OPEN]                                27462960
[PROVISION-CURRENT]                           27224006
[PROVISION-PRIOR]                              6875457
[PAYMENTS-CURRENT]                            10632490
[PAYMENTS-PRIOR]                              12391170
[RESERVE-CLOSE]                               38538763
[CUMULATIVE-DEFICIENCY]                        [BLANK]