Form 10-K/A
period 1995-12-31
CAPITOL TRANSAMERICA CORP
filed 1996-04-02
CIK 17385

*Amended filing due to non-acceptance of FDS
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

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

     Number of Persons Employed:
     Capitol Transamerica Corporation and subsidiaries employ 144 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1995
                                 Gross          Ceded            Net
    Accident and Health      $   222,137     $        -     $   222,137
    Burglary and Glass            52,045              -          52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Lines        593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968

                                                 1994
                                 Gross          Ceded            Net
    Accident and Health      $   223,193     $        -     $   223,193
    Burglary and Glass            50,646              -          50,646
    Fidelity                   1,059,233         90,495         968,738
    Fire and Allied Lines        797,229         43,821         753,408
    Inland Marine                 98,927          3,524          95,403
    Liability                  9,309,300        307,242       9,002,058
    Reinsurance                   22,359              -          22,359
    Commercial Multiple Peril 37,639,679        994,496      36,645,183
    Workers' Compensation      1,623,361         57,099       1,566,262
    Surety                     7,740,415        415,724       7,324,691
                             $58,564,342     $1,912,401     $56,651,941

                                                 1993
                                 Gross          Ceded            Net
    Accident and Health      $   152,602     $        -     $   152,602
    Burglary and Glass           101,171          4,798          96,373
    Fidelity                     975,077         39,716         935,361
    Fire and Allied Lines        745,596         52,386         693,210
    Inland Marine                132,492          5,481         127,011
    Liability                  7,429,388        279,170       7,150,218
    Reinsurance                    3,131              -           3,131
    Commercial Multiple Peril 30,932,976      1,710,817      29,222,159
    Workers' Compensation      2,381,194         29,596       2,351,598
    Surety                     7,492,901        318,500       7,174,401
                             $50,346,528     $2,440,464     $47,906,064



Item 1(c). (continued)
                                                 1992
                                 Gross          Ceded            Net
    Accident & Health        $   159,585     $        -     $   159,585
    Burglary and Glass           121,820              -         121,820
    Fidelity                   1,011,367         49,355         962,012
    Fire and Allied Line         867,898         42,980         824,918
    Inland Marine                117,366          1,883         115,483
    Liability                  6,765,304        286,189       6,479,115
    Commercial Multiple Peril 22,719,435      1,495,220      21,224,215
    Workers' Compensation        826,875          6,006         820,869
    Surety                     6,627,173        337,628       6,289,545
                             $39,216,823     $2,219,261     $36,997,562

                                                 1991
                                 Gross          Ceded            Net
    Accident & Health        $   157,429     $        -     $   157,429
    Burglary and Glass            66,999              -          66,999
    Fidelity                   1,024,846         50,012         974,834
    Fire and Allied Line         705,575         19,743         685,832
    Inland Marine                114,242          6,984         107,258
    Liability                  6,288,747        215,669       6,073,078
    Reinsurance                    8,006              -           8,006
    Commercial Multiple Peril 17,512,852        751,325      16,761,527
    Surety                     6,860,881       (216,405)      7,077,286
                             $32,739,577     $  827,328     $31,912,249


(d) Copies of "Schedule P" of the Annual Statements filed with State Regulatory Authorities by CIC and CSIC are incorporated herein by reference and are available upon request.

(e) Discussion Topics

    The following discussion topics, if applicable, have been included in Management's Discussion and Analysis of Financial Condition and Results of Operations and/or the Notes to Consolidated Financial Statements and the accompanying Schedules which appear elsewhere in this Annual Report:

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

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                 1995          1994           1993
    Balances as of January 1,               $ 27,475,323   $ 19,319,449   $ 18,788,150
    Less reinsurance recoverables                (12,363)       (38,049)      (674,509)
    Net reserves                              27,462,960     19,281,400     18,113,641

    Incurred losses and loss adjustment expenses related to:
         Current year                         27,224,006     21,287,960     16,948,813
         Prior years:
            Direct losses                      2,610,999      1,628,974        571,451
            Direct loss adjustment expenses    2,810,145      3,704,484      2,011,913
            Discontinued assumed reinsurance   1,454,313        914,636      1,117,562
                Total prior years              6,875,457      6,248,094      3,700,926

    Total incurred                            34,099,463     27,536,054     20,649,739

    Paid losses and loss adjustment expenses related to:
         Current year                         10,632,490       9,527,420      9,858,088
         Prior years                          12,285,492       9,946,822      9,616,795
    Total paid                                22,917,982      19,474,242     19,474,883

    Other adjustments, net                      (105,678)        119,748         (7,097)

    Net balance at December 31                38,538,763      27,462,960     19,281,400
    Plus reinsurance recoverables                 45,321          12,363         38,049

    Balance at December 31,                 $ 38,584,084    $ 27,475,323   $ 19,319,449


(g) Loss Reserve Development
    Year ended:                   1986   1987   1988   1989   1990   1991   1992   1993   1994   1995
    Reserves for losses and loss
      adjustment expense        $ 12.2 $ 14.8 $ 15.3 $ 14.2 $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5

    Re-estimated reserves:
      One year later              13.5   14.0   14.1   15.3   15.0   19.5   21.2   25.5   33.8
      Two years later             13.9   13.3   15.5   16.1   18.3   21.3   23.8   31.2    -
      Three years later           13.4   14.6   16.1   18.1   19.9   22.7   28.3    -      -
      Four years later            14.8   15.1   17.5   19.2   21.3   25.9    -      -      -
      Five years later            15.5   16.2   18.6   20.2   23.8    -      -      -      -
      Six years later             16.6   17.4   19.6   21.8    -      -      -      -      -
      Seven years later           17.7   18.2   21.1    -      -      -      -      -      -
      Eight years later           18.5   19.7    -      -      -      -      -      -      -
      Nine years later            19.9    -      -      -      -      -      -      -      -

    Cumulative deficiency         (7.7)  (4.9)  (5.8)  (7.6)  (9.7) (11.4) (10.2) (11.9)  (6.3)

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations            (8.5)  (7.6)  (7.1)  (6.5)  (5.7)  (4.5)  (3.5)  (2.4)  (1.5)

    Cumulative redundancy
    (deficiency) from
    continuing operations          0.8    2.7    1.3   (1.1)  (4.0)  (6.9)  (6.7)  (9.5)  (4.8)

    Cumulative amount of liability paid through:

      One year later               3.4    3.6    4.6    5.9    5.7    7.6    9.4    9.9   12.2
      Two years later              5.6    5.9    8.0    8.7   10.1   12.7   14.1   17.2     -
      Three years later            7.0    8.3    9.9   12.0   13.4   15.4   18.9     -      -
      Four years later             9.2    9.4   12.3   13.7   15.2   18.7     -      -      -
      Five years later            10.0   11.4   13.5   14.6   17.5     -      -      -      -
      Six years later             11.9   12.3   14.2   15.9     -      -      -      -      -
      Seven years later           12.7   12.9   15.3     -      -      -      -      -      -
      Eight years later           13.2   14.0     -      -      -      -      -      -      -
      Nine years later            14.3     -      -      -      -      -      -      -      -

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

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1995, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

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

Gross premiums written during 1995 were $70,878,492, compared with $58,564,342 in 1994 and $50,346,528 in 1993.

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


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     For The Years Ended December 31, 1995, 1994 and 1993



                                                                  1995           1994           199
Revenues:
   Premiums earned (Note (1)(c))                               $ 63,865,500   $ 52,461,456   $ 43,456,430
   Net investment income (Note (2)(e))                            6,635,123      5,359,606      5,001,715
   Realized investment gains (losses) (Notes (1)(b) and (2))      3,587,323       (106,188)     4,145,701
   Other revenues                                                   144,866        118,353         38,609
Total Revenues                                                   74,232,812     57,833,227     52,642,455

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               24,620,433     18,985,162     15,622,055
   Loss adjustment expenses incurred                              9,479,030      8,550,892      5,027,684
   Underwriting, acquisition and insurance expenses (Note(10))   21,595,470     17,632,596     14,858,802
   Increase in deferred insurance acquisition costs              (1,513,479)      (784,373)      (458,347)
   Other expenses                                                 1,415,673      1,035,347      1,563,502
Total Losses and Expenses Incurred                               55,597,127     45,419,624     36,613,696

Income from operations before income taxes                       18,635,685     12,413,603     16,028,759
Income tax expense (Note (5))                                     4,705,279      3,166,363      4,344,504

Net Income                                                     $ 13,930,406   $  9,247,240   $ 11,684,255


Income Per Share (Note (1)(g))                                 $       1.89   $       1.26   $       1.60

Weighted average number of shares outstanding (Note (1)(g))       7,366,440      7,341,748      7,291,362

The accompanying notes to the consolidated financial statements are an inte



                                      CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                            For the Years Ended December 31, 1993, 1994 and 1995
                                                                                          Unrealized
                                                                Common                   Appreciation
                                                  Common         Stock                   (Depreciation)
                                                   Stock     Distributable               on Securities
                                                (Par Value)   (Par Value    Paid-In      Carried at      Retained    Treasury
                                                   $1.00)        $1.00)     Surplus       Fair Value     Earnings      Stock
Balance, January 1, 1993                         $ 6,773,991   $    -       $ 7,658,875   $ 1,801,147   $38,645,781   $(242,132)
    Net income                                        -             -            -             -         11,684,255       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -             -            -          1,668,379        -
    Stock options exercised                           72,419        -           164,272        -             -          (96,937)
    Cash dividends                                    -             -            -             -         (2,486,582)      -
    Other, net                                        -             -            -             -              5,199       -
Balance, December 31, 1993                          6,846,410       -         7,823,147     3,469,526    47,848,653    (339,069)
    Net income                                        -             -            -             -          9,247,240       -
    Unrealized depreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         (4,126,269)        -           -
    Stock options exercised                            31,186       -           108,524        -              -           8,444
    Cash dividends                                    -             -            -             -         (2,938,618)      -
Balance, December 31, 1994                          6,877,596       -         7,931,671      (656,743)   54,157,275    (330,625)
    Net income                                        -             -            -             -         13,930,406       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         13,916,731         -           -
    Stock options exercised                            21,464       -            88,460        -              -           8,918
    Stock dividend                                    -           689,545    12,928,969        -        (13,618,514)      -
    Cash dividends                                    -             -            -             -         (3,291,273)      -
Balance, December 31, 1995                       $ 6,899,060  $   689,545   $20,949,100   $13,259,988   $51,177,894  $ (321,707)

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
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $ 1,110,320      $ 1,124,600
           Due after one year through five years      2,729,313        2,836,314
           Due after five years through               6,349,332        6,739,952
           Due after ten years                       61,304,290       67,968,975
           Total                                    $71,493,255      $78,669,841


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1995,
        1994 and 1993, are as follows:
                                                  1995         1994         1993
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $   33,742   $   60,214   $  450,016
                Gross losses                        (5,288)      (8,395)    (128,935)
           Equity securities
                Gross gains                      3,558,869      147,621    3,673,106
                Gross losses                          -        (305,628)      (9,025)
           Investment real estate (1)                 -            -         160,539
        Net realized gains (losses)             $3,587,323     (106,188)  $4,145,701

           (1)  During 1993 a portion of investment real estate was sold to an officer of the Company at an appraised value of $238,050 resulting in a realized gain of $160,539.

 <CAPTION?
                                                       1995         1994         1993
        Change in unrealized gains (losses):
           Fixed maturities                          $ 6,492,201  $(4,397,979) $ 5,082,364
           Equity securities                          14,593,755   (1,853,944)  (2,543,514)
        Net change in unrealized gains (losses)       21,085,956   (6,251,923)   2,538,850
           Effect of applicable deferred taxes        (7,169,225)   2,125,654     (870,471)
        Net increase (decrease) in unrealized gains  $13,916,731  $(4,126,269)   1,668,379

        Following is a summary of total unrealized gains (losses) as of December 31, 1995, 1994 and 1993:
                                                       1995         1994         1993
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $ 7,273,048  $ 1,925,724  $ 5,082,364
                Gross unrealized losses                  (96,462)   1,241,339        -
           Equity securities
                Gross unrealized gains                15,567,122    2,140,557    1,560,317
                Gross unrealized losses               (2,652,817)  (3,820,007)  (1,385,823)
        Gross unrealized gains (losses)               20,090,891     (995,065)   5,256,858
           Effect of applicable deferred taxes        (6,830,903)     338,322   (1,787,332)
        Net unrealized gains (losses)                $13,259,988  $  (656,743) $ 3,469,526

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

(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1995, 1994 and 1993 are as follows:

                                                    1995         1994         1993
       Current expense:
          Federal                                $ 4,393,537  $ 3,040,153  $ 3,952,017
          State                                      468,388      388,246      519,312
       Total current expense                       4,861,925    3,428,399    4,471,329

       Deferred expense(benefit):
         Deferred insurance acquisition costs        514,583      266,687      155,838
         Unearned premiums                          (305,420)    (305,565)    (302,576)
         Discount on loss and loss adjustment
                  expense reserves                  (285,995)    (162,179)     120,928
         Unpaid commissions                           23,551      (41,228)     (23,027)
         Other                                      (103,365)     (19,751)     (77,988)
       Total deferred benefit                       (156,646)    (262,036)    (126,825)

       Income tax expense                        $ 4,705,279  $ 3,166,363  $ 4,344,504

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1995     1994     1993
       Statutory tax rate                                          34.0%     34.0%     34.0%
       Municipal bond income, net of proration                     -6.9%     -9.1%     -6.9%
       Dividend received exemption, net of proration               -2.1%     -1.8%     -1.1%
       State income tax expense, net of federal tax benefit         1.6%      2.1%      2.1%
       Other, net                                                  -1.4%      0.3%     -1.0%
       Effective income tax rate                                   25.2%     25.5%     27.1%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1995            1994
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 3,137,815     $ 2,623,232
          Net unrealized gains on investment securities           6,830,903           -
          Other                                                      74,055         108,480
          Total deferred tax liabilities                         10,042,773       2,731,712

       Deferred tax assets:
          Net unrealized losses on investment securities              -             338,322
          Unearned premium reserve discounting                    2,084,790       1,779,370
          Loss and loss adjustment expense reserve discounting    1,303,833       1,017,838
          Unpaid commissions                                        544,411         567,963
          Salvage and subrogation reserve discounting               182,602         133,292
         Other                                                      125,800         106,168
          Total deferred tax assets                               4,241,436       3,942,953

       Net deferred tax (liability) asset                       $(5,801,337)    $ 1,211,241

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
                                     Written     Companies     Companies     Amount     To Net
December 31, 1995
Premiums Written:
   Accident and Health insurance   $   222,137  $     -      $     -       $   222,137       -

   Property & casualty and
    fidelity & surety insurance     70,656,355  $  2,521,524 $     -       $68,134,831       -

   Total premiums written          $70,878,492  $  2,521,524 $     -       $68,356,968       -


December 31, 1994
Premiums Written:
   Accident and Health insurance   $   223,193  $     -      $     -       $   223,193       -

   Property & casualty and
    fidelity & surety insurance     58,318,790    1,912,401      22,359     56,428,748      0.040%

   Total premiums written          $58,541,983  $ 1,912,401  $   22,359    $56,651,941      0.040%


December 31, 1993
Premiums Written:
   Accident and Health insurance   $   152,602  $     -      $     -       $   152,602       -

   Property & casualty and
    fidelity & surety insurance     50,190,795    2,440,464        3,131    47,753,462      0.007%

   Total premiums written          $50,343,397  $ 2,440,464  $     3,131   $47,902,933      0.007%

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