Form 10-Q
period 1996-03-31
CAPITOL TRANSAMERICA CORP
filed 1996-05-16
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996  Commission file number: 0-2047

             CAPITOL TRANSAMERICA CORPORATION (CTC)
     (Exact name of registrant as specified in its charter)

       A WISCONSIN CORPORATION                 39-1052658


       4610 University Avenue
         Madison,  Wisconsin                   53705-0900

 Registrant's telephone number, including area code: (608) 231-4450

  Securities registered pursuant to Section 12 (g) of the Act:

                    COMMON STOCK, $1.00 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES  X      NO

Based on the closing average of the high (20 1/2) and low price (20), the ag-gregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1996 was approximately $149,479,709.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At March 31, 1996

                 Common Stock, $1.00 Par Value;


                       Issued:         7,591,545

                       Outstanding:    7,381,714


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information and Exhibits

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               March 31,     December 31,     March 31,
                                                                                 1996           1995            1995
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $589,654, $591,928
         and $605,837, respectively)                                       $    596,194    $    601,571    $    599,853
       State, municipal and political subdivision bonds (amortized
         cost $68,762,798, $70,020,468 and $57,794,111, respectively)        73,829,530      77,122,077      61,060,745
       Corporate bonds and notes (amortized cost $882,365,
         $880,859 and $1,264,902, respectively)                                 834,539         946,193       1,238,341
       Equity securities:
       Common stock (cost $52,695,040, $50,412,460 and
          $38,614,069, respectively)                                         66,560,950      63,141,401      38,974,854
       Nonredeemable preferred stock (cost $5,006,206, $3,868,836
          and $2,443,496, respectively)                                       5,561,387       4,054,200       2,305,624
       Investment real estate, at cost, net of depreciation                   1,427,939       1,435,486       1,432,110
       Short-term investments, at cost which
          approximates fair value                                             2,406,332       1,915,795       9,365,085
              Total Investments                                             151,216,871     149,216,723     114,976,612

    Cash                                                                        142,741         602,775         538,295
    Accrued investment income                                                 1,707,822       1,718,254       1,308,418
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $335,000, $320,000 and $277,260, respectively  13,204,217      11,874,125      10,468,649
    Balances due from reinsurers                                                787,446         630,448         287,336
    Funds held by ceding reinsurers                                              78,385          77,117         137,422
    Reinsurance recoverable on unpaid losses                                    346,100          45,321          17,432
    Reinsurance recoverable on paid losses                                      247,655         568,379           4,451
    Deferred insurance acquisition costs                                      9,618,675       9,228,868       8,231,403
    Prepaid reinsurance premiums                                                964,312         897,049         662,030
    Due from securities brokers                                                    -            215,165            -
    Income taxes receivable                                                        -            110,091            -
    Other assets                                                              1,674,177         446,263         673,358
              Total Assets                                                 $179,988,401    $175,630,578    $137,305,406



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,       March 31,
                                                                                     1996          1995              1995
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 26,824,655    $ 25,679,644    $ 20,452,434
      Reserve for loss adjustment expenses                                        13,102,900      12,904,440       9,168,306
      Unearned premiums                                                           32,584,552      31,555,728      27,360,355
         Total Policy Liabilities and Accruals                                    72,512,107      70,139,812      56,981,095

    Accounts payable                                                               3,717,048       4,362,308       3,649,668
    Dividends payable                                                                 -              745,009          -
    Due to securities brokers                                                         -              370,123         802,673
    Balances due to reinsurers                                                     2,132,943       1,175,565       1,319,059
    Accrued premium taxes                                                            208,034         382,544         128,283
    Income taxes payable                                                             855,546          -              383,722
    Deferred income taxes                                                          5,751,339       5,801,337         607,314
         Total Other Liabilities                                                  12,664,910      12,836,886       6,890,719

         Total Liabilities                                                        85,177,017      82,976,698      63,871,814


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 7,591,545, 6,899,060 and 6,882,575, respectively                  7,591,545       6,899,060       6,882,575
    Common stock distributable, 689,545 shares at $1.00 par value                     -              689,545          -
    Paid-in surplus                                                               20,987,134      20,949,100       7,949,591
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $6,611,821, $6,830,903
          and $1,175,380, respectively                                            12,834,716      13,259,988       2,281,622
    Retained earnings                                                             53,719,684      51,177,894      56,650,429

    Shareholders' investment before treasury stock                                95,133,079      92,975,587      73,764,217

    Treasury stock, 209,831, 209,831 and 191,273 shares,
          respectively, at cost                                                     (321,695)       (321,707)       (330,625)

          Total Shareholders' Investment                                          94,811,384      92,653,880      73,433,592

          Total Liabilities and Shareholders' Investment                        $179,988,401    $175,630,578    $137,305,406

    Book Value Per Share                                                        $      12,84    $      12.55    $       9.98

    Shares Outstanding                                                             7,381,714       7,378,774       7,360,432

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    For The Three Months Ended March 31, 1996 and 1995


                                                                                       1996            1995
    REVENUES
       Premiums earned                                                          $  17,163,574   $  13,814,920
       Net investment income                                                        1,709,655       1,543,149
       Realized investment gains                                                      116,259          20,225
       Other revenues                                                                  31,749          98,084
        Total Revenues                                                             19,021,237      15,476,378

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                              6,929,081       4,805,947
       Loss adjustment expenses incurred                                            1,646,560       2,123,575
       Underwriting, acquisition and
          insurance expenses                                                        6,036,403       4,691,449
       Increase in deferred insurance
          acquisition costs                                                          (389,807)       (516,014)
       Other expenses                                                                 312,921         282,408
         Total Losses and Expenses Incurred                                        14,535,158      11,387,365

    Income from operations before
       income taxes                                                                 4,486,079       4,089,013

    Income tax expense
       Current                                                                      1,169,568         974,664
       Deferred                                                                        36,549          81,260
                                                                                    1,206,117       1,055,924

    Net Income                                                                  $   3,279,962   $   3,033,089


    INCOME PER SHARE                                                            $        0.45   $        0.41


    Weighted Average Number of Shares Outstanding                                   7,372,169       7,349,360

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1994                         $ 6,846,410   $    -        $ 7,823,147   $ 3,469,526   $47,848,653  $  (339,069)
    Net income                                        -             -              -             -         9,247,240         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -        (4,126,269)        -             -
    Stock options exercised                           31,186        -            108,524         -             -            8,444
    Cash dividends declared                           -             -              -             -        (2,938,618)        -
Balance, December 31, 1994                         6,877,596        -          7,931,671      (656,743)   54,157,275     (330,625)
    Net income                                        -             -              -             -        13,930,406         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Stock dividend declared                           -            689,545    12,928,969         -       (13,618,514)        -
    Cash dividend declared                            -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060       689,545    20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -         3,279,962         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -          (425,272)        -             -
    Stock options exercised                            2,940        -             38,034         -             -             -
    Stock dividend issued                            689,545      (689,545)        -             -             -               12
    Cash dividend declared                            -             -              -             -          (738,172)        -
Balance, March 31, 1996

                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           March 31,      December 31,     March 31,
                                                                             1996             1995            1995
    Cash flows provided by operating activities:
     Net Income                                                         $ 3,279,962      $ 13,930,406    $  3,033,089
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  130,582           423,119          79,162
              Realized investment gains                                    (116,259)       (3,587,323)        (20,225)
              Change in:
                  Deferred insurance acquisition costs                     (389,807)       (1,513,479)       (516,014)
                  Unearned premiums                                       1,028,824         4,761,479         566,106
                  Allowance for doubtful accounts receivable from agents     15,000            65,785          15,000
                  Accrued investment income                                  10,432          (352,131)         57,705
                  Receivables from agents, insureds and others           (1,345,092)       (2,595,686)     (1,139,425)
                  Balances due to/from reinsurers                           800,380          (154,893)        331,713
                  Reinsurance recoverable on paid and unpaid losses          19,945          (547,078)         44,739
                  Funds held by ceding reinsurers                            (1,268)           60,305            -
                  Income taxes payable                                      965,637           371,620       1,089,025
                  Deferred income taxes                                     169,082          (156,647)         81,260
                  Due to/from securities brokers                           (154,958)         (145,042)        502,673
                  Prepaid reinsurance premiums                              (67,263)         (270,011)        (34,992)
                  Other assets                                             (722,684)          294,732         (36,558)
                  Reserve for losses and loss adjustment expenses         1,343,471        11,108,761       2,145,417
                  Accounts payable                                         (645,260)          448,636        (264,004)
                  Accrued premium taxes                                    (174,510)          112,822        (141,439)
                          Net cash provided by operating activities       4,146,214        22,255,375       5,793,232

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments              577,705        21,046,919         211,577
         Purchases of available-for-sale investments                     (4,409,142)      (47,289,410)     (9,158,023)
         Maturities of available-for-sale investments                     1,294,239         6,447,108       3,218,671
         Purchase of depreciable assets                                    (626,856)         (683,115)       (268,077)
                          Net cash used for investing activities         (3,164,054)      (20,478,498)     (5,995,852)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,483,180)       (2,546,264)       (535,304)
         Stock options exercised                                             40,974           109,924          22,899
         Net proceeds from sale of treasury stock                                12             8,918           -
                          Net cash used for financing activities         (1,442,194)       (2,427,422)       (512,405)

         Net decrease in cash                                              (460,034)         (650,545)       (715,025)
         Cash, beginning of period                                          620,775         1,253,320       1,253,320
         Cash, end of period                                            $   142,741      $    602,775    $    538,295

    Cash paid during the year for:
         Income taxes                                                   $    61,911      $  4,497,508    $     80,000
         Interest                                                              -                 -               -


                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1995

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1995, and the Consolidated Statement of Cash Flows as of December 31, 1995, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 28,1995 ten percent stock dividend and the June 15, 1992 three-for-two stock split effected as a stock dividend. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the 1996 presentation.

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

   (4)   Common Stock Options
         There were 2,940 options exercised during the three months ended March 31, 1996 and there were 4,979 options exercised during the three Months ended March 31, 1995. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1995 annual report.

   (5)   Dividends
         1996
         On February 23, 1996 a cash dividend of $.10 per share was declared to shareholders of record March 11 and paid March 28 in the amount of $738,171.

         1995
         On October 27, 1995 a ten percent stock dividend was declared to share-holders of record December 28 and issued January 15, 1996.

         On October 27, 1995 a cash dividend of $.10 per share was declared to shareholders of record December 28 and paid January 15, 1996 in the amount of $745,009.

         On October 27, 1995 a cash dividend of $.10 per share was declared to shareholders of record December 7 and paid December 22 in the amount of $670,572.

         On July 28, 1995 a cash dividend of $.10 per share was declared to shareholders of record September 15, and paid September 29 in the amount of $670,359.

         On May 9, 1995 a cash dividend of $.10 per share was declared to share-holders of record June 15 and paid June 30 in the amount of $670,006.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $137,486, $126,983 and $92,930 as of March 31, 1996, December
         31, 1995 and March 31, 1995, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 34 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 75% of the business written while the fidelity-surety segment accounts for approximately 25% of the Company's business.

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

For the quarter ended March 31, 1996 gross premiums written increased 26.7% over the same period in 1995. The Company's goal for 1996 is a 19% to 21% increase in premiums written. Our plan to reach this goal includes geographic expansion and new product development. In late 1995, Capitol Indemnity Corporation, the Company's primary insurance subsidiary, became licensed in the state of Mississippi. We are currently attempting to obtain licensing in the states of Virginia, Tennessee, North Carolina, and South Carolina. The Company is also offering workers compensation insurance in Illinois for the first time. This produce had previously been offered only in Wisconsin. Equipment breakdown in-surance, covering breakdowns of items such as telephone and computer systems, is a new product that we are offering in 1996.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $17,163,574, $63,865,500 and $13,814,920 for the respective periods; and net unearned premiums were $32,584,552, $31,555,728 and $27,360,355 at each respective period.

                                  March 31,    December 31,   March 31,
                                    1996          1995          1995
     Gross Premiums Written       $18,876,847   $70,878,492   $14,903,166
     Reinsurance Ceded                751,712     2,521,524       557,132
     Net Premiums Written         $18,125,135   $68,356,968   $14,346,034
     Net Premiums Earned          $17,163,574   $63,865,500   $13,814,920
     Net Unearned Premium Reserve $32,584,552   $31,555,728   $27,360,355

While the Company has encouraging reports with regards to premium writings, its basic philosophy of generating underwriting profits has not changed. Our selec-tive underwriting practices will continue in the future. The Company's under-writing results can be measured by reference to the combined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:

                                                 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):      1996            1995             1995
          Loss and Loss Adjustment Expenses         49.9%           53.2%            50.4%
          Underwriting Expenses                     34.5%           32.8%            33.8%
          Combined Ratios                           84.4%           86.0%            84.2%

The Company's combined loss and expense ratios compare very favorably with the industry average of 107.3% for 1995.

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

                                        March 31,          December 31,          March 31,
Investments:                              1996                1995                 1995
     Invested Assets                    $ 151,216,871       $ 149,216,723       $ 114,976,612
     Net Investment Income                  1,709,655           6,635,123           1,543,149
     Percent of Return to
       Average Carrying Value                   5.3%                5.7%                5.7%
     Realized Gains (Losses)                  116,259           3,587,323              20,225
     Change in Unrealized (Losses)Gains $    (644,354)      $  21,085,956       $   4,452,069

The $644,000 decrease in unrealized gains for the first quarter of 1996 was com-posed of a $1,507,000 increase in market value over cost of the Company's equi-securities and a $2,151,000 decrease in market value over cost of our fixed maturities. The decrease in the fixed maturities was caused by rising interest rates during the first quarter. The Company continued to move more of its in-vestment portfolio into equity securities in the first quarter of 1996. Future investment decisions will be determined based on the economy and the stock and bond markets. Although net investment income for the first quarter of 1996 was up 11% over the first quarter of 1995, the overall rate of return on our invest-ment portfolio has decreased slightly. This slight decrease is due to the fact that, as stated above, the Company is primarily investing its excess funds in common stock, which has an investment income rate of return typically between 2% to 2.5%, but can have a much higher rate of return when appreciation is factored in. Net unrealized gains were $19,446,537, $20,090,891 and $3,457,004 as of March 31, 1996, December 31, 1995 and March 31, 1995.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $39,927,555 as of March 31, 1996 compared with $38,584,084 as of December 31, 1995 and $29,620,740 as of March 31, 1995. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (84.0%, 85.0% and 83.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     March 31, 1996, December 31, 1995 and March 31, 1995

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              1995                 1994            1994
    ASSETS
    Cash and Invested Assets                       $        133,840,683         $131,071,365    $102,911,722
    Other Receivables                                        14,582,237           13,516,319      10,231,170
    Total Assets                                   $        148,422,920         $144,587,684    $113,232,892
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         39,093,298         $ 37,996,923    $ 29,062,333
    Unearned Premiums                                        31,620,240           30,658,679      26,698,325
    Other Payables                                           14,467,259           13,313,535      15,891,091
    Total Liabilities                                        85,180,797           81,969,137      71,651,749
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     63,242,123           62,618,547      41,581,143
    Total Liabilities and Capital                  $        148,422,920         $144,587,684    $113,232,892

    Statements of Income
    Premiums Earned                                $         17,163,517         $ 63,199,650    $ 13,816,021
    Underwriting Deductions                                  14,914,429           56,261,059      11,907,898
    Net Underwriting Gain                                     2,249,088            6,938,591       1,908,123
    Investment Income Including Sales                         1,572,916            9,036,612       1,257,257
    Other Income (Expense)                                       30,123              118,746          74,756
    Income Tax Expense                                          919,826            4,331,395         829,531
    Net Income                                     $          2,932,301         $ 11,762,554    $  2,410,605


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          5,913,351         $  5,821,375    $  5,369,326
    Other Receivables                                            86,131               94,597          54,901
    Total Assets                                   $          5,999,482         $  5,915,972    $  5,424,227
    LIABILITIES
    Reserve for Losses and Loss Expenses           $             -              $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Payables                                              309,173                8,878           7,892
    Total Liabilities                                           309,173                8,878           7,892
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,690,309            5,907,094       5,416,335
    Total Liabilities and Capital                  $          5,999,482         $  5,915,972    $  5,424,227
    Statements of Income
    Premiums Earned                                $                 57         $      1,084    $        248
    Underwriting Deductions                                       6,811               17,586           6,844
    Net Underwriting (Loss) Gain                                 (6,754)             (16,502)         (6,596)
    Investment Income Including Sales                            73,003              290,079          62,847
    Other Income                                                 -                    -               -
    Income Tax Expense                                           (1,049)              35,039           3,154
    Net Income                                     $             67,298         $    238,538    $     53,097

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


     Item 2.   Changes in Securities
                         NONE

     Item 3.   Defaults Upon Senior Securities
                         NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

               Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held April 29, 1996, both of which are dated March 29, 1996 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

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




                            Officers

     George A. Fait                          Virgiline M. Schulte
      Chairman of the Board and President     Secretary

     Paul J. Breitnauer                      Jane F. Endres
      Vice President and Treasurer            Assistant Secretary





                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     April 29, 1996




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                          NEWS RELEASE
                     FIRST QUARTER EARNINGS

Madison, Wisconsin, April 23, 1996- George A. Fait, Chairman of Capitol Transamerica Corporation today announced that first quarter 1996 earnings were $3.3 million or $.45 per share compared with 1995's first quarter earnings of $3.0 million or $.41 per share, an 8.1% increase.

     Gross premiums written for the first quarter rose sharply from $14.9 million in 1995 to $18.9 million for the like period in 1996. The $4.0 million increase was 26.7% over last year.

     Total invested assets increased significantly, growing from $115.0 million at March 31, 1995 to $151.2 million at March 31, 1996, an increase of $36.2 million or 31.5%. Net investment income was $1.7 million compared with $1.5 million for the first quarter of 1995, a 10.8% increase.

     Shareholders' investment soared from $73.4 million or $9.98 per share at March 31, 1995 to $94.8 million or $12.84 per share at March 31, 1996, a 29.1% increase.

     Cash dividends amounting to $1.5 million were paid in the first quarter, with additional payments scheduled to be made in the months of June, September and December.

     Fait stated that "the Company's combined net loss, loss expense and general expense ratio for the first quarter of 1996 was 84.4% compared with 84.2% for the first quarter of 1995. The Company's combined ratio continues to be most favorable in contrast to the industry average of 107.3% for the year 1995". He explained that "the Company's ability to significantly increase premium volume and continue to maintain a combined ratio far below the industry average is a result of its basic philosophy of generating underwriting profits and not relying solely on investment income to show positive earnings.

     Fait further commented that "continuing to increase premium volume with business that is consistent with our underwriting standards is a daily challange". The Company's current marketing strategy of geographic expansion and new product development has been very successful thus far in 1996. The Company is constantly reviewing geographic regions to determine favorable areas for premium expansion. Applications for licensing is in process in four addi-tional states, which would bring the total number of states the Company is li-censed in to 38. Management is confident this plan will enable the Company to attain its production goals for 1996.

     He also noted that although the market value over cost of the Company's equity securities increased in the first quarter by $1.5 million, the market value over cost of the Company's fixed maturities decreased by $2.1 million due to increasing interest rates in the first quarter of 1996. This resulted in a slight decrease in market value over cost of the Company's investment portfolio from $20.1 million at December 31, 1995 to $19.5 million at March 31, 1996.

     The Annual Shareholders' Meeting is scheduled for April 29 at the Concourse Hotel in Madison, Wisconsin, commencing with registration at 2:30 p.m. and the meeting at 3:00 p.m.

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

     The Capitol Transamerica Group operates in 34 states and is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.

     Capitol Transamerica Corporation, with 7.4 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.



                         FINANCIAL HIGHLIGHTS FOLLOW
        (Adjusted for the December 28, 1995 ten percent stock dividend)



                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three months ended March 31,
                                                1996                    1995
    REVENUES
       Gross premiums written                $ 18,877                $ 14,903
       Net premiums written                    18,125                  14,346
       Net premiums earned                   $ 17,164                $ 13,815

    EXPENSES
       Claims and claim expenses                8,576                   6,930
       Other underwriting expenses              5,959                   4,457
          Total Losses and Expenses Incurred   14,535                  11,387

       Underwriting income                      2,629                   2,428

       Investment income                        1,710                   1,543
       Realized investment gains                  116                      20
       Other income                                31                      98
          Income Before Income Tax              4,486                   4,089
       Income tax expense                       1,206                   1,056

            NET INCOME                       $  3,280                $  3,033

    EARNINGS PER SHARE                       $   0.45                $   0.41

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                                   1996            1995            1994           1993            1992
Per Share Information
    Income per share           $       0.45    $       0.41    $       0.36   $       0.18    $       0.33
    Consolidated net income    $      3,280    $      3,033    $      2,629   $      1,339    $      2,409
    Weighted average number
      of shares outstanding           7,372           7,349           7,308          7,266           7,200
    Book value per share       $      12.84    $       9.98    $       8.74   $       7.68    $       6.66
    Shareholders' investment   $     94,811    $     73,434    $     64,135   $     55,972    $     48,044
    Dividends paid             $      1,483    $        535    $      1,335   $      1,655    $        547
    Shares outstanding                7,382           7,360           7,340          7,290           7,215
Company Statistics:
    Gross premiums written     $     18,877    $     14,903    $     13,665   $     10,927    $      8,136
    Net investment income      $      1,710    $      1,543    $      1,237   $      1,212    $      1,200
    Invested assets            $    151,217    $    114,977    $     93,760   $     82,495    $     62,543
    Total assets               $    179,989    $    137,306    $    116,230   $    102,002    $     81,400
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         49.9%           50.4%           46.7%           60.0%          40.4%
    Underwriting expenses             34.5%           33.8%           33.5%           36.8%          34.5%
    Combined ratios                   84.4%           84.2%           80.2%           96.8%          74.9%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     March 31,      December 31,       March 31
                                                       1996             1995             1995
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $590, $592 and
      $606, respectively)                            $    596         $    602         $    600
     State and municipal bonds (cost $68,763,
      $70,020 and $57,794, respectively)               73,830           77,122           61,061
     Corporate bonds (cost $882, $881 and
      $1,265, respectively)                               835              946            1,238
     Common stock (cost $52,695, $50,412 and
      $38,614, respectively)                           66,561           63,141           38,975
     Preferred stock (cost $5,006, $3,869 and
      $2,443, respectively)                             5,561            4,054            2,306
    Investment real estate                              1,428            1,436            1,432
    Short-term investments                              2,406            1,916            9,365
     Total Investments                                151,217          149,217          114,977

   Cash                                                   143              603              538
   Receivables                                         16,372           15,231           12,224
   Other assets                                        12,257           10,572            9,567

     TOTAL ASSETS                                    $179,989         $175,623         $137,306


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 39,928         $ 38,584         $ 29,621
   Unearned premiums                                   32,585           31,556           27,360
   Other liabilities                                   12,665           12,870            6,891

     TOTAL LIABILITIES                               $ 85,178         $ 83,010         $ 63,872


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 7,592, 7,589 and
      6,883, respectively                            $  7,592         $  7,589         $  6,883
   Paid-in surplus                                     20,987            8,020            7,949
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes             12,835           13,260            2,282
   Retained earnings                                   53,719           64,066           56,651
   Less treasury stock, 210, 210, and 191 share,
      respectively, at cost                              (322)            (322)            (331)

     TOTAL SHAREHOLDERS' EQUITY                        94,811           92,613           73,434

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $179,989         $175,623         $137,306


SHAREHOLDERS' EQUITY PER SHARE                       $  12.84         $  12.55         $   9.98

