Form 10-Q
period 1996-06-30
CAPITOL TRANSAMERICA CORP
filed 1996-07-31
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1996  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (19 1/4) and low price (18), the ag-gregate market value of voting stock held by non-affiliates of the registrant as of June 30, 1996 was approximately $137,531,731.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1996

                 Common Stock, $1.00 Par Value;


                       Issued:         7,594,085

                       Outstanding:    7,384,254


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information and Exhibits

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,      June 30,
                                                                                 1996           1995            1995
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $587,678, $591,928
         and $604,290, respectively)                                       $    592,847    $    601,571    $    610,204
       State, municipal and political subdivision bonds (amortized
         cost $67,992,044, $70,020,468 and $62,049,512, respectively)        72,522,521      77,122,077      67,203,473
       Corporate bonds and notes (amortized cost $883,890,
         $880,859 and $1,377,904, respectively)                                 776,189         946,193       1,440,436
       Equity securities:
       Common stock (cost $55,868,965, $50,412,460 and
          $40,256,061, respectively)                                         70,722,540      63,141,401      45,963,977
       Nonredeemable preferred stock (cost $5,442,776, $3,868,836
          and $3,771,686, respectively)                                       5,927,661       4,054,200       3,733,750
       Investment real estate, at cost, net of depreciation                   1,435,463       1,435,486       1,428,653
       Short-term investments, at cost which
          approximates fair value                                             5,971,861       1,915,795       3,508,544
              Total Investments                                             157,949,082     149,216,723     123,889,037

    Cash                                                                        358,854         602,775          29,731
    Accrued investment income                                                 1,652,373       1,718,254       1,449,723
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $350,000, $320,000 and $295,000, respectively  17,375,980      11,874,125      13,306,733
    Balances due from reinsurers                                                308,154         630,448         448,933
    Funds held by ceding reinsurers                                              78,385          77,117          77,117
    Reinsurance recoverable on unpaid losses                                     43,167          45,321          70,602
    Reinsurance recoverable on paid losses                                       94,289         568,379         334,952
    Deferred insurance acquisition costs                                     11,036,068       9,228,868       9,080,575
    Prepaid reinsurance premiums                                                565,540         897,049         795,324
    Due from securities brokers                                                    -            215,165       1,003,122
    Income taxes receivable                                                        -            110,091            -
    Other assets                                                              1,672,638         446,263       1,077,824
              Total Assets                                                 $191,134,530    $175,630,578    $151,563,673



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,    December 31,        June 30,
                                                                                     1996          1995              1995
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 26,125,993    $ 25,679,644    $ 21,963,286
      Reserve for loss adjustment expenses                                        12,401,474      12,904,440      10,334,611
      Unearned premiums                                                           38,308,476      31,555,728      29,528,968
         Total Policy Liabilities and Accruals                                    76,835,943      70,139,812      61,826,865

    Accounts payable                                                               3,979,581       4,362,308       3,053,475
    Dividends payable                                                                 -              745,009          -
    Due to securities brokers                                                        910,282         370,123         114,512
    Balances due to reinsurers                                                     1,748,027       1,175,565       1,335,207
    Accrued premium taxes                                                            251,885         382,544          98,523
    Income taxes payable                                                           1,416,558          -              398,699
    Deferred income taxes                                                          5,885,598       5,801,337       3,140,988
         Total Other Liabilities                                                  14,191,931      12,836,886       8,141,404

         Total Liabilities                                                        91,027,874      82,976,698      69,968,269


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 7,594,085, 6,899,060 and 6,890,928, respectively                  7,594,085       6,899,060       6,890,928
    Common stock distributable, 689,545 shares at $1.00 par value                     -              689,545          -
    Paid-in surplus                                                               21,004,764      20,949,100       7,979,299
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $6,720,579, $6,830,903
          and $3,703,411, respectively                                            13,045,826      13,259,988       7,188,976
    Retained earnings                                                             58,783,688      51,177,894      59,857,908

    Shareholders' investment before treasury stock                               100,428,363      92,975,587      81,917,111

    Treasury stock, 209,831, 209,831 and 191,273 shares,
          respectively, at cost                                                     (321,707)       (321,707)       (321,707)

          Total Shareholders' Investment                                         100,106,656      92,653,880      81,595,404

          Total Liabilities and Shareholders' Investment                        $191,134,530    $175,630,578    $151,563,673

    Book Value Per Share                                                        $      13.56    $      12.55    $      11.07

    Shares Outstanding                                                             7,384,254       7,378,774       7,370,189

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME


                                                                For the six Months         For the Three Months
                                                                  Ended June 30,              Ended June 30,
                                                                   1996            1995            1996          1995
    REVENUES
       Premiums earned                                          $ 35,819,095   $ 30,131,881  $ 18,655,521  $ 16,316,961
       Net investment income                                       3,496,671      3,112,091     1,787,016     1,568,942
       Realized investment gains                                   1,325,457        869,052     1,209,198       848,827
       Other revenues                                                 50,453        127,208        18,704        29,124
        Total Revenues                                            40,691,676     34,240,232    21,670,439    18,763,854

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                            13,050,185     10,826,062     6,121,104     6,020,115
       Loss adjustment expenses incurred                           2,571,949      4,502,266       925,389     2,378,691
       Underwriting, acquisition and
          insurance expenses                                      13,509,160     10,428,169     7,472,757     5,711,720
       Increase in deferred insurance
          acquisition costs                                       (1,807,200)    (1,365,186)   (1,417,393)     (849,172)
       Other expenses                                                557,599        364,434       244,678       107,026
         Total Losses and Expenses Incurred                       27,881,693     24,755,745    13,346,535    13,368,380

    Income from operations before
       income taxes                                               12,809,983      9,484,487     8,323,904     5,395,474

    Income tax expense
       Current                                                     4,147,468      2,268,049     2,977,900     1,293,385
       Deferred                                                     (419,864)       310,495      (456,413)     (229,235)
                                                                   3,727,604      2,578,544     2,521,487     1,522,620

    Net Income                                                  $  9,082,379   $  6,905,943  $  5,802,417  $  3,872,854


    INCOME PER SHARE                                            $       1.23   $       0.94  $       0.79  $       0.53


    Weighted Average Number of Shares Outstanding                  7,377,296      7,354,747     7,377,296     7,354,747

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1994                         $ 6,846,410   $    -        $ 7,823,147   $ 3,469,526   $47,848,653  $  (339,069)
    Net income                                        -             -              -             -         9,247,240         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -        (4,126,269)        -             -
    Stock options exercised                           31,186        -            108,524         -             -            8,444
    Cash dividends declared                           -             -              -             -        (2,938,618)        -
Balance, December 31, 1994                         6,877,596        -          7,931,671      (656,743)   54,157,275     (330,625)
    Net income                                        -             -              -             -        13,930,406         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Stock dividend declared                           -            689,545    12,928,969         -       (13,618,514)        -
    Cash dividend declared                            -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060       689,545    20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -         9,082,379         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -          (214,162)        -             -
    Stock options exercised                            5,480        -             55,664         -             -             -
    Stock dividend issued                            689,545      (689,545)        -             -             -             -
    Cash dividend declared                            -             -              -             -        (1,476,585)        -
Balance, June 30, 1996                           $ 7,594,085    $   -        $21,004,764   $13,045,826   $58,783,688   $ (321,707)

                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            June 30,      December 31,      June 30,
                                                                             1996             1995            1995
    Cash flows provided by operating activities:
     Net Income                                                         $ 9,082,379      $ 13,930,406    $  6,905,943
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  268,743           423,119         172,905
              Realized investment gains                                  (1,325,457)       (3,587,323)       (869,052)
              Change in:
                  Deferred insurance acquisition costs                   (1,807,200)       (1,513,479)     (1,365,186)
                  Unearned premiums                                       6,752,748         4,761,479       2,734,719
                  Allowance for doubtful accounts receivable from agents     30,000            65,785          30,000
                  Accrued investment income                                  65,881          (352,131)        (83,600)
                  Receivables from agents, insureds and others           (5,531,855)       (2,595,686)     (3,992,509)
                  Balances due to/from reinsurers                           894,756          (154,893)        186,264
                  Reinsurance recoverable on paid and unpaid losses         476,244          (547,078)       (338,932)
                  Funds held by ceding reinsurers                            (1,268)           60,305          60,305
                  Income taxes payable                                    1,526,649           371,620         880,410
                  Deferred income taxes                                     194,585          (156,647)        310,495
                  Due to/from securities brokers                            755,324          (145,042)     (1,188,610)
                  Prepaid reinsurance premiums                              331,509          (270,011)       (168,286)
                  Other assets                                             (771,620)          294,732        (416,726)
                  Reserve for losses and loss adjustment expenses           (56,617)       11,108,761       4,822,574
                  Accounts payable                                         (382,728)          448,636        (860,197)
                  Accrued premium taxes                                    (130,659)          112,822        (171,199)
                          Net cash provided by operating activities      10,371,414        22,255,375       6,649,318

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments            2,692,570        21,046,919      11,458,982
         Purchases of available-for-sale investments                    (14,411,841)      (47,289,410)    (22,652,896)
         Maturities of available-for-sale investments                     3,971,419         6,447,108       4,827,164
         Purchase of depreciable assets                                    (707,035)         (683,115)       (370,725)
                          Net cash used for investing activities         (8,454,887)      (20,478,498)     (6,737,475)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (2,221,592)       (2,546,264)     (1,205,310)
         Stock options exercised                                             61,144           109,924          60,960
         Net proceeds from sale of treasury stock                              -                8,918           8,918
                          Net cash used for financing activities         (2,160,448)       (2,427,422)     (1,135,432)

         Net decrease in cash                                              (243,921)         (650,545)     (1,223,589)
         Cash, beginning of period                                          602,775         1,253,320       1,253,320
         Cash, end of period                                            $   358,854      $    602,775    $     29,731

    Cash paid during the year for:
         Income taxes                                                   $ 1,775,000      $  4,497,508    $  1,395,000
         Interest                                                              -                 -               -


                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

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

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 28,1995 ten percent stock dividend. Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the 1996 presenta-tion.

   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         Pior periods' information has been restated to reflect the stock dividend.

   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 5,480 options exercised during the six months ended June 30, 1996 and there were 13,332 options exercised during the six months ended June 30, 1995. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1995 annual report.

   (5)   Dividends
         1996
         On April 30, 1996 a cash dividend of $.10 per share was declared to shareholders of record June 12 and paid June 27, in the amount of $738,426.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $147,986, $126,983 and $105,672 as of June 30, 1996, December
         31, 1995 and June 30, 1995, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 35 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 75% of the business written while the fidelity-surety segment accounts for approximately 25% of the Company's business.

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

For the six months ended June 30, 1996 gross premiums written increased 28.7% over the same period in 1995. The Company's goal for 1996 is a 19% to 21% in-crease in premiums written. Our plan to reach this goal includes geographic ex-pansion and new product development. In late 1995, Capitol Indemnity Corporation, the Company's primary insurance subsidiary, recently became licensed in the states of Mississippi and Virginia. We are currently attempting to obtain licensing in the states of Tennessee, North Carolina, and South Carolina. The Company is also offering workers compensation insurance in Illinois for the first time. This product had previously been offered only in Wisconsin. Equipment breakdown insurance, covering breakdowns of items such as telephone and computer systems, is a new product that we are offering in 1996.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $35,819,095, $63,865,500 and $30,131,881 for the respective periods; and net unearned premiums were $38,308,476, $31,555,728 and $29,528,968 at each respective period.

                                   June 30,    December 31,    June 30,
                                     1996          1995          1995
     Gross Premiums Written       $43,653,295   $70,878,492   $33,929,782
     Reinsurance Ceded                749,943     2,521,524     1,231,468
     Net Premiums Written         $42,903,352   $68,356,968   $32,698,314
     Net Premiums Earned          $35,819,095   $63,865,500   $30,131,881
     Net Unearned Premium Reserve $38,308,476   $31,555,728   $29,528,968

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

                                                  June 30,      December 31,       June 30,
Insurance Operating Ratios (Statutory Basis):      1996            1995              1995
          Loss and Loss Adjustment Expenses         43.6%           53.2%            51.1%
          Underwriting Expenses                     32.5%           32.8%            32.5%
          Combined Ratios                           76.1%           86.0%            83.6%

The Company's combined loss and expense ratios continues to dramatically outperform the industry average of 103.8% for the first qurter of 1996 and 107.3% for the year of 1995.

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

                                         June 30,          December 31,           June 30,
Investments:                              1996                1995                  1995
     Invested Assets                    $ 157,949,082       $ 149,216,723       $ 123,889,037
     Net Investment Income                  3,496,671           6,635,123           3,112,091
     Percent of Return to
       Average Carrying Value                   5.3%                5.7%                5.7%
     Realized Gains (Losses)                1,32,5457           3,587,323             869,052
     Change in Unrealized (Losses)Gains $    (324,486)      $  21,085,956       $  11,887,452

The $324,000 decrease in unrealized gains for the first half of 1996 was com-posed of a $2,400,000 increase in market value over cost of the Company's equi-ty securities and a $2,724,000 decrease in market value over cost of our fixed maturities. The decrease in the fixed maturities was caused by rising interest rates during the first six months. The Company continued to move more of its in-vestment portfolio into equity securities in the first half of 1996. Future investment decisions will be determined based on the economy and the stock and bond markets. Although net investment income for the first half of 1996 was up 12% over the first half of 1995, the overall rate of return on our investment portfolio has decreased slightly. This slight decrease is due to the fact that, as stated above, the Company is primarily investing its excess funds in common stock, which has an investment income rate of return typically between 2% to 2.5%, but can have a much higher rate of return when considering market appreci-ation. Net unrealized gains were $13,045,826, $13,259,988 and $7,188,976 as of June 30, 1996, December 31, 1995 and June 30, 1995.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $38,527,467 as of June 30, 1996 compared with $38,584,084 as of December 31, 1995 and $32,297,897 as of June 30, 1995. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (82.6%, 85.0% and 81.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                      June 30, 1996, December 31, 1995 and June 30, 1995

    CAPITOL INDEMNITY CORPORATION                             June 30,           December 31,      June 30,
    Balance Sheets                                              1996                1995             1995
    ASSETS
    Cash and Invested Assets                               $141,499,123         $131,071,365    $108,376,128
    Other Receivables                                        18,637,322           13,516,319      15,049,064
    Total Assets                                           $160,136,445         $144,587,684    $123,425,192
    LIABILITIES
    Reserve for Losses and Loss Expenses                   $ 37,977,786         $ 37,996,923    $ 31,480,633
    Unearned Premiums                                        37,742,936           30,658,679      28,733,644
    Other Payables                                           15,670,635           13,313,535      13,489,235
    Total Liabilities                                        91,391,357           81,969,137      73,703,512
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     68,745,088           62,618,547      49,721,680
    Total Liabilities and Capital                          $160,136,445         $144,587,684    $123,425,192

    Statements of Income
    Premiums Earned                                        $ 35,818,986         $ 63,199,650    $ 30,136,014
    Underwriting Deductions                                  29,510,697           56,261,059      26,239,790
    Net Underwriting Gain                                     6,308,289            6,938,591       3,896,224
    Investment Income Including Sales                         4,290,217            9,036,612       3,398,599
    Other Income (Expense)                                       47,788              118,746         103,803
    Income Tax Expense                                        3,494,476            4,331,395       1,937,556
    Net Income                                             $  7,151,818         $ 11,762,554    $  5,461,070


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                               $  5,883,091         $  5,821,375    $  5,665,883
    Other Receivables                                           109,416               94,597          81,136
    Total Assets                                           $  5,992,507         $  5,915,972    $  5,737,019
    LIABILITIES
    Due to Brokers                                         $     -              $     -         $    114,512
    Other Payables                                              309,443                8,878           7,478
    Total Liabilities                                           309,443                8,878         121,990
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,683,064            5,907,094       5,615,029
    Total Liabilities and Capital                          $  5,992,507         $  5,915,972    $  5,737,019
    Statements of Income
    Premiums Earned                                        $        109         $      1,084    $        525
    Underwriting Deductions                                      11,043               17,586          11,414
    Net Underwriting (Loss) Gain                                (10,934)             (16,502)        (10,889)
    Investment Income Including Sales                           149,523              290,079         138,831
    Income Tax Expense                                           (1,049)              35,039           6,382
    Net Income                                             $    139,638         $    238,538    $    121,560

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     July 29, 1996




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE                        Contact:  Paul J. Breitnauer
July 29, 1996                                          Phone (608) 231-4450
                              NEWS RELEASE
                  SECOND QUARTER EARNINGS INCREASE 49.8%

Madison, Wisconsin, July 29, 1996- George A. Fait, Chairman, today announced that second quarter earnings increased 49.8% over the comparable quarter of 1995. Consolidated net income for the quarter ended June 30, 1996 was $5.8 million or $.79 per share compared with $3.9 million or $.53 per share for the same period in 1995. Second quarter earnings for 1996 included $.11 per share of after-tax realized gains, whereas the second quarter of 1995 included $.08 per share. Excluding realized gains, second quarter 1996 and 1995 net income was $.68 and $.45 per share, respectively, a 51.1% increase.

     Year to date earnings were $9.1 million or $1.23 per share compared with $6.9 million or $.94 per share in 1995, a 31.5% increase. Six months income in 1996 included $875,000 or $.12 per share of after-tax realized gains while the six months of 1995 included $574,000 or $.08 per share of after-tax realized gains. Excluding realized gains, net income for the six months of 1996 was $1.11 per share compared with $.86 per share for the same period last year, a 29.6% increase.

     Gross premiums written for the second quarter rose sharply from $19.0 million in 1995 to $24.8 million for the same period in 1996, a $5.8 million or 30.2% increase. Net premiums earned for the second quarter increased from $16.3 million in 1995 to $18.7 million in 1996, a 14.3% increase.

     Gross premiums written for the six months of 1996 were $43.7 million com-pared with $33.9 million for the same period in 1995, a 28.7% increase. Net premiums earned increased 18.9% for the six months from $30.1 million in 1995 to $35.8 million in 1996.

     Total cash and invesed assets also increased significantly, growing from $123.9 million at June 30, 1995 to $158.3 million at June 30, 1996, and increase of 27.8%. Net investment income for the first six months of 1996 was $3.5 million compared with $3.1 million for the same period in 1995, a 12.4% in-crease. In addition, the market value in excess of cost of the Company's invest-ment portfolio, net of deferred taxes, is currently $13.0 million.

     Shareholders' equity has increased 22.7% since June 30, 1995, from $81.6 million or $11.07 per share to $100.1 million or $13.56 per share at June 30, 1996. Dividends paid in the first six months totaled $2.2 million or $.30 per share.

     Fait stated that "the combined net loss, loss expense and general expense ratio for the first six months of 1996 was 76.1% compared with 83.6% for like period in 1995. The Company's combined ratio continues to dramatically out-perform the industry average of 103.8% for the first quarter of 1996 and 107.3% for the year of 1995. The ability to maintain a favorable combined ratio while increasing premium volume indicates that we have adhered to our basic philosophy of generating underwriting profit and not relying on investment income to re-flect positive earnings. Increasing premium volume with business that is con-sistent with this philosophy, despite severe price competition, presents a formidable challenge".

     The marketing strategy of geographic expansion and new product development continues to be very successful in 1996. The Company recently became licensed in its thirty-fifth state, and has applications for licenses pending in three addi-tional states. Management is confident that this approach will enable the Company to attain its production goals for 1996.

     Capitol Transamerica Corporation is an insurance holding company operating a regional insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-vides premium financing for the insurance companies. The Capitol Transamerica Group continues to be rated A+ (Superior) by A.M. Best Company, Inc., an inde-pendent organization that analyzes the insurance industry.

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



                         FINANCIAL HIGHLIGHTS FOLLOW
        (Adjusted for the December 28, 1995 ten percent stock dividend)



                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Six months ended June 30,     Three months ended June 30,
                                                1996                 1995       1996               1995
    REVENUES
       Gross premiums written                $ 43,653             $ 33,930    $ 24,776           $ 19,027
       Net premiums written                    42,903               32,698      24,778             18,352
       Net premiums earned                   $ 35,819             $ 30,132    $ 18,655           $ 16,317

    EXPENSES
       Claims and claim expenses               15,622               15,328       7,046              8,398
       Other underwriting expenses             12,260                9,428       6,301              4,971
          Total Losses and Expenses Incurred   27,882               24,756      13,347             13,369

       Underwriting income                      7,937                5,376       5,308              2,948

       Investment income                        3,497                3,112       1,787              1,569
       Realized investment gains                1,325                  869       1,209                849
       Other income                                51                  127          20                 29
          Income Before Income Tax             12,810                9,484       8,324              5,395
       Income tax expense                       3,728                2,578       2,522              1,522

            NET INCOME                       $  9,082             $  6,906    $  5,802           $  3,873

    EARNINGS PER SHARE                       $   1.23             $   0.94    $   0.79           $   0.53

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                   1996            1995            1994           1993            1992
Per Share Information
    Income per share           $       1.23    $       0.94    $       0.71   $       0.63    $       0.74
    Consolidated net income    $      9,082    $      6,906    $      5,192   $      4,559    $      5,333
    Weighted average number
      of shares outstanding           7,377           7,356           7,320          7,276           7,207
    Book value per share       $      13.56    $      11.07    $       9.02   $       7.99    $       7.15
    Shareholders' investment   $    100,107    $     81,595    $     66,250   $     58,250    $     51,598
    Dividends paid             $      2,222    $      1,205    $      1,869   $      1,655    $        552
    Shares outstanding                7,384           7,370           7,343          7,290           7,215
Company Statistics:
    Gross premiums written     $     43,653    $     33,930    $     29,446   $     23,148    $     17,876
    Net investment income      $      3,497    $      3,112    $      2,536   $      2,439    $      2,315
    Invested assets            $    157,949    $    123,889    $     94,417   $     83,422    $     70,032
    Total assets               $    191,135    $    151,564    $    118,197   $    103,595    $     86,716
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         43.6%           51.1%           47.7%          46.3%           38.3%
    Underwriting expenses             32.5%           32.5%           32.3%          32.6%           33.2%
    Combined ratios                   76.1%           83.6%           80.0%          78.9%           71.5%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                      June 30,      December 31,        June 30,
                                                        1996            1995              1995
ASSETS
   Cash and investments                              $ 158,308        $ 149,819        $ 123,919
   Receivables                                          19,553           15,129           16,691
   Other assets                                         13,274           10,683           10,954

     TOTAL ASSETS                                    $ 191,135        $ 175,631        $ 151,564


LIABILITIES
   Claims and claim expenses                         $  38,528        $  38,584        $  32,298
   Unearned premiums                                    38,308           31,556           29,529
   Other liabilities                                    14,192           12,837            8,141

     TOTAL LIABILITIES                               $  91,028        $  82,977        $  69,968


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000,000 shares, issued 7,594,085,
      7,588,605 and 6,890,928 respectively           $  7,594         $  7,589         $  6,891
   Paid-in surplus                                     21,005           20,949            7,980
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes             13,046           13,260            7,189
   Retained earnings                                   58,784           51,178           59,858
   Less treasury stock, 210, 210, and 191 share,
      respectively, at cost                              (322)            (322)            (322)

     TOTAL SHAREHOLDERS' EQUITY                       100,107           92,654           81,596

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $191,135         $175,661         $151,564


SHAREHOLDERS' EQUITY PER SHARE                       $  13.56         $  12.55         $  11.07

Increase in Shareholders' Equity
     June 30, 1995 to June 30, 1996                     22.7%
     June 30, 1994 to June 30, 1995                                                       23.2%

