Form 10-Q
period 1996-09-30
CAPITOL TRANSAMERICA CORP
filed 1996-10-28
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (23) and low price (22 1/2), the ag-gregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1996 was approximately $168,029,407.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At September 30, 1996

                 Common Stock, $1.00 Par Value;


                       Issued:         7,595,739

                       Outstanding:    7,385,908


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers & Directors                          16

          Signatures                                    17

          Press Release                               18-21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                            September 30,     December 31,    September 30,
                                                                                 1996           1995              1995
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $583,001, $591,928
         and $597,235, respectively)                                       $    585,840    $    601,571    $    601,452
       State, municipal and political subdivision bonds (amortized
         cost $69,090,451, $70,020,468 and $65,046,918, respectively)        73,968,241      77,122,077      70,275,297
       Corporate bonds and notes (amortized cost $885,435,
         $880,859 and $879,373, respectively)                                   950,889         946,193         926,996
       Equity securities:
       Common stock (cost $59,712,327, $50,412,460 and
          $47,736,672, respectively)                                         81,044,096      63,141,401      58,163,813
       Nonredeemable preferred stock (cost $5,575,266, $3,868,836
          and $3,717,586, respectively)                                       5,934,273       4,054,200       3,812,762
       Investment real estate, at cost, net of depreciation                   3,415,803       1,435,486       1,469,887
       Short-term investments, at cost which
          approximates fair value                                             5,014,824       1,915,795       2,517,326
              Total Investments                                             170,913,966     149,216,723     137,767,533

    Cash                                                                        197,119         602,775         295,501
    Accrued investment income                                                 1,633,703       1,718,254       1,576,550
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $365,000, $320,000 and $310,000, respectively  18,534,193      11,874,125      12,736,500
    Balances due from reinsurers                                                275,675         630,448         619,071
    Funds held by ceding reinsurers                                              78,385          77,117          77,117
    Reinsurance recoverable on unpaid losses                                     37,848          45,321         262,211
    Reinsurance recoverable on paid losses                                       72,072         568,379         195,014
    Deferred insurance acquisition costs                                     12,141,461       9,228,868       9,018,701
    Prepaid reinsurance premiums                                                624,813         897,049         877,113
    Due from securities brokers                                               1,117,147         215,165            -
    Income taxes receivable                                                        -            110,091            -
    Other assets                                                              1,803,862         446,263         477,435
              Total Assets                                                 $207,430,244    $175,630,578    $163,902,746



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,    December 31,     September 30,
                                                                                       1996          1995                1995
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 25,490,979    $ 25,679,644    $ 24,817,806
      Reserve for loss adjustment expenses                                        13,318,749      12,904,440      10,603,291
      Unearned premiums                                                           41,328,110      31,555,728      30,747,328
         Total Policy Liabilities and Accruals                                    80,137,838      70,139,812      66,168,425

    Accounts payable                                                               4,925,124       4,362,308       3,617,179
    Dividends payable                                                                 -              745,009          -
    Due to securities brokers                                                        561,922         370,123         350,450
    Balances due to reinsurers                                                     2,033,123       1,175,565       1,631,780
    Accrued premium taxes                                                            407,440         382,544         255,518
    Income taxes payable                                                           1,274,214          -              349,149
    Deferred income taxes                                                          8,215,514       5,801,337       4,487,389
         Total Other Liabilities                                                  17,417,337      12,836,886      10,691,465

         Total Liabilities                                                        97,555,175      82,976,698      76,859,890


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 7,595,739, 6,899,060 and 6,894,467, respectively                  7,595,739       6,899,060       6,894,467
    Common stock distributable, 689,545 shares at $1.00 par value                     -              689,545          -
    Paid-in surplus                                                               21,017,462      20,949,100       7,996,027
    Net unrealized appreciation (depreciation) on investment securities carried at fair value, net of deferred taxes of $9,056,532, $6,830,903
          and $5,372,862, respectively                                            17,580,326      13,259,988      10,429,673
    Retained earnings                                                             64,003,249      51,177,894      62,044,396

    Shareholders' investment before treasury stock                               110,196,776      92,975,587      87,364,563

    Treasury stock, 209,831, 209,831 and 190,756 shares,
          respectively, at cost                                                     (321,707)       (321,707)       (321,707)

          Total Shareholders' Investment                                         109,875,069      92,653,880      87,042,856

          Total Liabilities and Shareholders' Investment                        $207,430,244    $175,630,578    $163,902,746

    Book Value Per Share                                                        $      14.88    $      12.55    $      11.80

    Shares Outstanding                                                             7,385,908       7,378,774       7,374,082

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME


                                                                For the Nine Months         For the Three Months
                                                                 Ended September 30,         Ended September 30,
                                                                   1996            1995            1996          1995
    REVENUES
       Premiums earned                                          $ 56,098,839   $ 46,578,365  $ 20,279,744  $ 16,446,484
       Net investment income                                       5,260,747      4,781,290     1,764,076     1,669,199
       Realized investment gains                                   2,590,704        868,309     1,265,247          (743)
       Other revenues                                                 81,992        143,315        31,539        16,107
        Total Revenues                                            64,032,282     52,371,279    23,340,606    18,131,047

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                            18,543,154     17,714,251     5,492,969     6,888,189
       Loss adjustment expenses incurred                           5,208,037      5,868,831     2,636,088     1,366,565
       Underwriting, acquisition and
          insurance expenses                                      21,372,398     15,950,007     7,863,238     5,646,838
       (Increase) Decrease in deferred insurance
          acquisition costs                                       (2,912,593)    (1,303,312)   (1,105,393)       61,874
       Other expenses                                                674,438        850,102       116,839       360,668
         Total Losses and Expenses Incurred                       42,885,434     39,079,879    15,003,741    14,324,134

    Income from operations before
       income taxes                                               21,146,848     13,291,400     8,336,865     3,806,913

    Income tax expense (benefit)
       Current                                                     6,908,072      3,541,165     2,760,604     1,273,116
       Deferred                                                     (801,736)       (12,555)     (381,872)     (323,050)
                                                                   6,106,336      3,528,610     2,378,732       950,066

    Net Income                                                  $ 15,040,512   $  9,762,790  $  5,958,133  $  2,856,847


    INCOME PER SHARE                                            $       2.04   $       1.33  $       0.81  $       0.39


    Weighted Average Number of Shares Outstanding                  7,380,570      7,360,894     7,380,570     7,360,894

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1994                         $ 6,846,410   $    -        $ 7,823,147   $ 3,469,526   $47,848,653  $  (339,069)
    Net income                                        -             -              -             -         9,247,240         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -        (4,126,269)        -             -
    Stock options exercised                           31,186        -            108,524         -             -            8,444
    Cash dividends declared                           -             -              -             -        (2,938,618)        -
Balance, December 31, 1994                         6,877,596        -          7,931,671      (656,743)   54,157,275     (330,625)
    Net income                                        -             -              -             -        13,930,406         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Stock dividend declared                           -            689,545    12,928,969         -       (13,618,514)        -
    Cash dividend declared                            -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060       689,545    20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -        15,040,512         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -         4,320,338)        -             -
    Stock options exercised                            7,134        -             68,374         -             -             -
    Stock dividend issued                            689,545      (689,545)        -             -             -             -
    Cash dividend declared                            -             -              -             -        (2,215,157)        -
Balance, September 30, 1996                      $ 7,595,739    $   -        $21,017,474   $17,580,326   $64,003,249   $ (321,707)

                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        September 30,      December 31,     September 30,
                                                                             1996             1995              1995
    Cash flows provided by operating activities:
     Net Income                                                        $ 15,040,512      $ 13,930,406    $  6,905,943
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  567,894           423,119         172,905
              Realized investment gains                                  (2,590,704)       (3,587,323)       (869,052)
              Change in:
                  Deferred insurance acquisition costs                   (2,912,593)       (1,513,479)     (1,365,186)
                  Unearned premiums                                       9,772,382         4,761,479       2,734,719
                  Allowance for doubtful accounts receivable from agents     45,000            65,785          30,000
                  Accrued investment income                                  84,551          (352,131)        (83,600)
                  Receivables from agents, insureds and others           (6,705,068)       (2,595,686)     (3,992,509)
                  Balances due to/from reinsurers                         1,212,331          (154,893)        186,264
                  Reinsurance recoverable on paid and unpaid losses         503,780          (547,078)       (338,932)
                  Funds held by ceding reinsurers                            (1,268)           60,305          60,305
                  Income taxes payable                                    1,384,305           371,620         880,410
                  Deferred income taxes                                     188,548          (156,647)        310,495
                  Due to/from securities brokers                           (710,183)         (145,042)     (1,188,610)
                  Prepaid reinsurance premiums                              272,236          (270,011)       (168,286)
                  Other assets                                             (826,310)          294,732        (416,726)
                  Reserve for losses and loss adjustment expenses           225,644        11,108,761       4,822,574
                  Accounts payable                                          562,815           448,636        (860,197)
                  Accrued premium taxes                                      24,896           112,822        (171,199)
                          Net cash provided by operating activities      16,138,768        22,255,375       6,649,318

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           11,046,337        21,046,919      11,458,982
         Purchases of available-for-sale investments                    (29,103,232)      (47,289,410)    (22,652,896)
         Maturities of available-for-sale investments                     5,469,710         6,447,108       4,827,164
         Purchase of depreciable assets                                  (1,072,571)         (683,115)       (370,725)
                          Net cash used for investing activities        (13,659,756)      (20,478,498)     (6,737,475)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (2,960,166)       (2,546,264)     (1,205,310)
         Stock options exercised                                             75,496           109,924          60,960
         Net proceeds from sale of treasury stock                                 0             8,918           8,918
                          Net cash used for financing activities         (2,884,670)       (2,427,422)     (1,135,432)

         Net decrease in cash                                              (405,658)         (650,545)     (1,223,589)
         Cash, beginning of period                                          602,775         1,253,320       1,253,320
         Cash, end of period                                            $   197,117      $    602,775    $     29,731

    Cash paid during the year for:
         Income taxes                                                   $ 4,175,000      $  4,497,508    $  1,395,000
         Interest                                                              -                 -               -


                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1996

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

   (4)   Common Stock Options
         There were 17,134 options exercised during the nine months ended September 30, 1996 and there were 16,871 options exercised during the nine months ended September 30, 1995. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial State -ments included in the Company's 1995 annual report on form 10-K.

   (5)   Dividends
         1996
         On September 9, 1996 a cash dividend of $.10 per share was declared to shareholders of record September 11 and paid September 26, in the amount of $738,574.

         On April 30, 1996 a cash dividend of $.10 per share was declared to shareholders of record June 12 and Paid June 27, in the amount of $738,426.

         On February 23, 1996 a cash dividend of $.10 per share was declared to shareholders of record March 11 and paid March 28 in the amount of $738,171.

         1995
         On October 27, 1995 a ten percent stock dividend was declared to share-holders of record December 28 and issued January 15, 1996 in the amount of 689,545 shares.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $158,486, $126,983 and $116,486 as of September 30, 1996,
         December 31, 1995 and June 30, 1995, respectively.

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

For the nine months ended September 30, 1996 gross premiums written increased 29.3% over the same period in 1995. The Company's goal for 1996 is a 19% to 21% increase in premiums written. Our plan to reach this goal includes geographic expansion and new product development. Capitol Indemnity Corporation, the Com-pany's primary insurance subsidiary, recently became licensed in the states of Mississippi and Virginia. We are currently attempting to obtain licensing in the states of Tennessee, North Carolina, and South Carolina. The Company is also offering workers compensation insurance in Illinois for the first time. This product had previously been offered only in Wisconsin. Equipment breakdown insurance, covering breakdowns of items such as telephone and computer systems, is a new product that we are offering in 1996.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $56,098,839, $63,865,500 and $46,578,365 for the respective periods; and net unearned premiums were $41,328,110, $31,555,728 and $30,747,328 at each respective period.

                                  September 30,    December 31,  September 30,
                                       1996          1995          1995
     Gross Premiums Written       $67,444,696   $70,878,492   $52,173,363
     Reinsurance Ceded              1,301,239     2,521,524     1,891,994
     Net Premiums Written         $66,143,457   $68,356,968   $50,281,369
     Net Premiums Earned          $56,098,839   $63,865,500   $46,578,365
     Net Unearned Premium Reserve $41,328,110   $31,555,728   $30,747,328

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

                                                  September 30,   December 31,     September 30,
Insurance Operating Ratios (Statutory Basis):        1996            1995              1995
          Loss and Loss Adjustment Expenses         42.6%           53.2%            50.5%
          Underwriting Expenses                     32.7%           32.8%            32.9%
          Combined Ratios                           75.3%           86.0%            83.4%

The Company's combined loss and expense ratios continues to dramatically outperform the industry average of 105.4% for the first qurter of 1996 and 107.3% for the year of 1995.

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

                                        September 30,        December 31,         September 30,
Investments:                                1996                1995                  1995
     Invested Assets                    $ 170,913,966       $ 149,216,723       $ 137,767,533
     Net Investment Income                  5,260,747           6,635,123           4,781,290
     Percent of Return to
       Average Carrying Value                   7.8%                5.7%                5.6%
     Realized Gains                         2,590,704           3,587,323             868,309
     Change in Unrealized Gains         $   6,545,967       $  21,085,956       $  16,797,600

The $6,545,967 increase in unrealized gains for the nine months of 1996 was com-posed of a $8,776,473 increase in market value over cost of the Company's equi-ty securities and a $2,230,506 decrease in market value over cost of our fixed maturities. The decrease in the fixed maturities was caused by rising interest rates during the first nine months. The Company continued to move more of its investment portfolio into equity securities in 1996. Future investment decisions will be determined based on the economy and the stock and bond markets. Net investment income for the nine months of 1996 was up 10% over the same period 1995, and the overall rate of return on our investment portfolio also increased to 7.8% from 5.6% at September 30, 1995. This increase is due in large part to the sizable increase in realized capital gains in the first nine months of 1996 compared with the same time period in 1995. Net unrealized gains were 17,580,326 $13,259,988 and $10,429,673 as of September 30, 1996, December 31, 1995 and
September 30, 1995.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $38,809,728 as of Septmeber 30, 1996 compared with $38,584,084 as of December 31, 1995 and $35,421,097 as of September 30, 1995. This increase is a combination of giving consideration for the increase in premium volume, in-creased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (82.4%, 85.0% and 81.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                  September 30, 1996, December 31, 1995 and September 30, 1995

    CAPITOL INDEMNITY CORPORATION                          September 30,        December 31,    September 30,
    Balance Sheets                                              1996                1995             1995
    ASSETS
    Cash and Invested Assets                               $153,794,510         $131,071,365    $121,547,899
    Other Receivables                                        20,751,409           13,516,319      13,278,253
    Total Assets                                           $174,545,919         $144,587,684    $134,826,152
    LIABILITIES
    Reserve for Losses and Loss Expenses                   $ 38,289,874         $ 37,996,923    $ 34,632,248
    Unearned Premiums                                        40,703,297           30,658,679      29,870,215
    Other Payables                                           16,113,216           13,313,535      13,657,686
    Total Liabilities                                        95,106,387           81,969,137      78,160,149
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     79,439,532           62,618,547      56,666,003
    Total Liabilities and Capital                          $174,545,919         $144,587,684    $134,826,152

    Statements of Income
    Premiums Earned                                        $ 56,098,730         $ 63,199,650    $ 46,241,603
    Underwriting Deductions                                  45,935,782           56,261,059      39,768,163
    Net Underwriting Gain                                    10,162,948            6,938,591       6,473,440
    Investment Income Including Sales                         7,065,139            9,036,612       4,771,408
    Other Income (Expense)                                       77,940              118,746         118,208
    Income Tax Expense                                        5,428,085            4,331,395       3,430,265
    Net Income                                             $ 11,877,942         $ 11,762,554    $  7,932,791


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                               $  6,209,169         $  5,821,375    $  5,614,880
    Other Receivables                                            90,116               94,597          83,861
    Total Assets                                           $  6,299,285         $  5,915,972    $  5,698,741
    LIABILITIES
    Payable to Parent                                      $    300,000         $     -         $     -
    Other Payables                                               20,049                8,878           9,155
    Total Liabilities                                           320,049                8,878           9,155
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,979,236            5,907,094       5,689,586
    Total Liabilities and Capital                          $  6,299,285         $  5,915,972    $  5,698,741
    Statements of Income
    Premiums Earned                                        $        109         $      1,084    $        849
    Underwriting Deductions                                      15,397               17,586          14,682
    Net Underwriting Loss                                       (15,288)             (16,502)        (13,833)
    Investment Income Including Sales                           227,503              290,079         210,607
    Income Tax (Benefit) Expense                                   (757)              35,039           7,891
    Net Income                                             $    212,972         $    238,538    $    188,883

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     October 18, 1996




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE                        Contact:  Paul J. Breitnauer
October 18, 1996                                       Phone (608) 231-4450
                              NEWS RELEASE
                 THIRD QUARTER EARNINGS INCREASE 108.6%

Madison, Wisconsin, October 18, 1996- George A. Fait, Chairman, today announced that third quarter earnings were more than double the comparable quarter of 1995. Consolidated net income for the quarter ended September 30, 1996 was $6.0 million or $.81 per share compared with $2.9 million or $.39 per share for the same period in 1995. Third quarter earnings for 1996 included $.11 per share of after-tax realized gains, whereas there no realized gains or losses in the third quarter of 1995. Excluding net realized gains, third quarter 1996 and 1995 net income was $.69 and $.39 per share, respectively, a 79.3% increase.

     Year to date earnings were $15.0 million or $2.04 per share compared with $9.8 million or $1.33 per share in 1995, a 54.1% increase. Nine months income in 1996 included $1.7 million or $.23 per share of after-tax realized gains while the nine months of 1995 included $573,000 or $.08 per share of after-tax realiz-ed gains. Excluding realized gains, net income for the nine months of 1996 was $1.81 per share compared with $1.25 per share for the same period last year, a 45.1% increase.

     Gross premiums written for the third quarter again rose sharply from $18.2 million in 1995 to $23.8 million for the same period in 1996, a $5.5 million or 30.4% increase. Net premiums earned for the third quarter increased from $16.5 million in 1995 to $20.3 million in 1996, a 23.3% increase.

     Year to date gross premiums written for 1996 were $67.4 million compared with $52.2 million for the same period in 1995, a 29.3% increase. Net premiums earned increased 20.4% for the nine months from $46.6 million in 1995 to $56.1 million in 1996.

     Total cash and invesed assets increased significantly, growing from $138.1 million at September 30, 1995 to $171.1 million at September 30, 1996, an in-crease of 23.9%. Net investment income for the first nine months of 1996 was $5.3 million compared with $4.8 million for the same period in 1995, a 10.0% in-crease. The market value in excess of cost of the Company's investment portfo-lio, net of deferred taxes, has increased $17.6 million.

     Shareholders' equity has increased 26.2% since September 30, 1995, from $87.0 million or $11.80 per share to $109.9 million or $14.88 per share at September 30, 1996. Dividends paid in the first nine months totaled $3.0 million or $.40 per share.

     Fait stated that "the combined net loss, loss expense and general expense ratio for the first nine months of 1996 was 75.3% compared with 83.4% for like period in 1995. The Company's combined ratio continues to dramatically outper-form the industry average of 105.4% for the first six months of 1996 and 107.3% for the year of 1995. The Company's strong performance and ability to maintain a favorable combined ratio while increasing premium volume indicates adherence to our philosophy of generating underwriting profits and not relying on invest-ment income to reflect positive earnings. Increasing premium volume with busi-ness that is consistent with this philosophy, despite severe price competition, presents a formidable and ongoing challenge".

     The marketing strategy of geographic expansion and new product development continues to be very successful. The Company is licensed in thirty-five states, and has applications for licenses pending in three additional states. Management is confident that this growth potential will enable the Company to supass pro-duction goals for 1996 and provide a foundation for increased premium writings in 1997.

     Capitol Transamerica Corporation is an insurance holding company operating a regional insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-vides premium financing for the insurance companies. The Capitol Transamerica Group is rated A+ (Superior) by A.M. Best Company, Inc., an independent organi-zation that analyzes the insurance industry.

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



                         FINANCIAL HIGHLIGHTS FOLLOW
        (Adjusted for the December 28, 1995 ten percent stock dividend)



                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            Nine months ended September 30, Three months ended September 30,
                                                1996                 1995       1996               1995
    REVENUES
       Gross premiums written                $ 67,444             $ 52,173    $ 23,791           $ 18,243
       Net premiums written                    66,143               50,281      23,240             17,583
       Net premiums earned                   $ 56,099             $ 46,578    $ 20,280           $ 16,446

    EXPENSES
       Claims and claim expenses               23,751               23,583       8,129              8,255
       Other underwriting expenses             19,134               15,497       6,875              6,069
          Total Losses and Expenses Incurred   42,885               39,080      15,004             14,324

       Underwriting income                     13,214                7,498       5,276              2,122

       Investment income                        5,261                4,781       1,764              1,669
       Realized investment gains                2,590                  868       1,265                 (1)
       Other income                                82                  144          31                 17
          Income Before Income Tax             21,147               13,291       8,336              3,807
       Income tax expense                       6,106                3,528       2,378                950

            NET INCOME                       $ 15,041             $  9,763    $  5,958           $  2,857

    EARNINGS PER SHARE                       $   2.04             $   1.33    $   0.81           $   0.39

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Nine Months Ended September 30,

                                   1996            1995            1994           1993            1992
Per Share Information
    Income per share           $       2.04    $       1.33    $       1.06   $       0.92    $       0.91
    Consolidated net income    $     15,041    $      9,763    $      7,794   $      6,655    $      6,555
    Weighted average number
      of shares outstanding           7,381           7,361           7,333          7,283           7,213
    Book value per share       $      14.88    $      11.80    $       9.27   $       8.25    $       7.27
    Shareholders' investment   $    109,875    $     87,043    $     68,148   $     60,293    $     52,578
    Dividends paid             $      2,979    $      1,871    $      2,404   $      2,487    $      1,373
    Shares outstanding                7,386           7,374           7,350          7,313           7,230
Company Statistics:
    Gross premiums written     $     67,444    $     52,173    $     44,913   $     36,935    $     28,872
    Net investment income      $      5,261    $      4,781    $      3,889   $      3,673    $      3,544
    Invested assets            $    170,914    $    137,768    $    101,051   $     86,915    $     71,671
    Total assets               $    207,430    $    163,903    $    124,806   $    109,512    $     92,496
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         42.6%           50.5%           47.9%          49.6%           46.8%
    Underwriting expenses             32.7%           32.9%           31.9%          32.6%           35.0%
    Combined ratios                   75.3%           83.4%           79.8%          82.2%           81.8%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                   September 30,     December 31,     September 30,
                                                        1996            1995              1995
ASSETS
   Cash and investments                              $ 171,111        $ 149,819        $ 138,063
   Receivables                                          21,749           15,129           15,467
   Other assets                                         14,570           10,683           10,373

     TOTAL ASSETS                                    $ 207,430        $ 175,631        $ 163,903


LIABILITIES
   Claims and claim expenses                         $  38,810        $  38,584        $  35,421
   Unearned premiums                                    41,328           31,556           30,747
   Other liabilities                                    17,417           12,837           10,692

     TOTAL LIABILITIES                               $  97,555        $  82,977        $  76,860


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000,000 shares, issued 7,595,739,
      7,588,605 and 6,894,467 respectively           $  7,596         $  7,589         $  6,895
   Paid-in surplus                                     21,018           20,949            7,996
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes             17,580           13,260           10,430
   Retained earnings                                   64,003           51,178           62,044
   Less treasury stock, 209,831, 209,831 and
      190,756 shares, respectively, at cost              (322)            (322)            (322)

     TOTAL SHAREHOLDERS' EQUITY                       109,875           92,654           87,043

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $207,430         $175,631         $163,903


SHAREHOLDERS' EQUITY PER SHARE                       $  14.88         $  12.55         $  11.80

Increase in Shareholders' Equity
     September 30, 1995 to September 30, 1996           26.2%
     December 31, 1994 to December 31, 1995                              36.3%
     September 30, 1994 to September 30, 1995                                             27.7%

