Form 10-K
period 1996-12-31
CAPITOL TRANSAMERICA CORP
filed 1997-03-28
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996   Commission file number: 0-2047

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

                               YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. { }

Based on the closing average of the bid (23 1/2) and asked price (24), the aggregate market value of voting stock held by non-affiliates of the registrant as of February 21, 1997 was approximately $264,770,486.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                           At February 21, 1997

                     Common Stock, $1.00 Par Value

                         Issued:      11,464,678

                         Outstanding: 11,148,231

DOCUMENTS INCORPORATED BY REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Por-tions of the proxy statement for the annual shareholders meeting to be held
May 5, 1997 are incorporated by reference into Part III.


                             Total Pages:  37


                         Form 10-K (Annual Report)
                    Capitol  Transamerica Corporation
                                  Part I


Item 1. Business

(a)  General Development of Business
     Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $229 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC) and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. The companies write a complete port-folio of fidelity and surety bonds and specialty insurance coverages. CIC operates on an admitted basis in thirty-three states and on an excess/sur-plus lines basis in three states. CFC provides premium financing for the insurance companies.

     Some of the specialty property and casualty coverages written are: Barber & Beauty Shops, Bowling Alleys, Contractors/Manufacturers, Day Care Centers, Deer Hunters Accident, Detective/Guard Agencies, Equipment Breakdown, Golf Courses, Nurses Professional, Resorts/Campgrounds, Restaurants, Special Events, Clubs, Sportsman's Accident, Tanning/Toning Salons and Taverns.

     The full line of surety and fidelity bonds includes: Contractor's Perfor-mance and Payment Bonds, License/Permit Bonds, Fiduciary Bonds, Judicial Bonds and Commercial Fidelity Bonds.

     The results of operations have remained most favorable since 1986 with sub-stantial increases in premium volume, profitability and shareholders' investment.

(b)  Information about Industry Segments

     General:
     The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety in-surance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 1996 and 1995, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in ex-cess of 10% of the Company's gross premiums in 1996, 1995 or 1994. During 1996, 1995 and 1994, direct premiums written in Wisconsin accounted for approximately 18%, 21% and 24%, respectively, of the total direct premiums written by the Company.

(c)  Narrative Description of Business

     Competitive Conditions:
     All business written by the Company is highly competitive in the areas of price, service and agent relationships. The large number of insurers transacting business at rates which are independently regulated by their respective insurance departments compete aggressively for desireable busi-ness. Because of limitations in capacity and other regulatory restrictions, companies the size of CIC are sometimes at a disadvantage when competing with larger insurance companies.

     CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 1996, CIC reported $86.9 million surplus as regards policy-holders, approximately $64.6 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience the ratios are substantially less than the require-ment and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $94.6 million at December 31, 1996.

     Importance and Effect of Licenses:
     Generally speaking, insurance companies must be licensed in the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

     Number of Persons Employed:
     Capitol Transamerica Corporation and subsidiaries employ 160 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1996
                                 Gross          Ceded            Net
    Accident and Health      $   238,615     $        -     $   238,615
    Burglary and Glass            32,189              -          32,189
    Fidelity                   1,317,643         25,958       1,291,685
    Fire and Allied Lines        698,783           (271)        699,054
    Inland Marine                987,201          2,802         984,399
    Liability                 13,048,828        130,503      12,918,325
    Commercial Multiple Peril 48,790,958      1,027,117      47,763,841
    Workers' Compensation      2,470,176         17,104       2,453,072
    Surety                    23,354,994        492,849      22,862,145
                             $90,939,387     $1,696,062     $89,243,325

                                                 1995
                                 Gross          Ceded            Net
    Accident and Health      $   222,137     $        -     $   222,137
    Burglary and Glass            52,045              -          52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Lines        593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968

                                                 1994
                                 Gross          Ceded            Net
    Accident and Health      $   223,193     $        -     $   223,193
    Burglary and Glass            50,646              -          50,646
    Fidelity                   1,059,233         90,495         968,738
    Fire and Allied Lines        797,229         43,821         753,408
    Inland Marine                 98,927          3,524          95,403
    Liability                  9,309,300        307,242       9,002,058
    Reinsurance                   22,359              -          22,359
    Commercial Multiple Peril 37,639,679        994,496      36,645,183
    Workers' Compensation      1,623,361         57,099       1,566,262
    Surety                     7,740,415        415,724       7,324,691
                             $58,564,342     $1,912,401     $56,651,941



Item 1(c). (continued)
                                                 1993
                                 Gross          Ceded            Net
    Accident & Health        $   152,602     $        -     $   152,602
    Burglary and Glass           101,171          4,798          96,373
    Fidelity                     975,077         39,716         935,361
    Fire and Allied Line         745,596         52,386         693,210
    Inland Marine                132,492          5,481         127,011
    Liability                  7,429,388        279,170       7,150,218
    Reinsurance                    3,131              -           3,131
    Commercial Multiple Peril 30,932,976      1,710,817      29,222,159
    Workers' Compensation      2,381,194         29,596       2,351,598
    Surety                     7,492,901        318,500       7,174,401
                             $50,346,528     $2,440,464     $47,906,064

                                                 1992
                                 Gross          Ceded            Net
    Accident & Health        $   159,585     $        -     $   159,585
    Burglary and Glass           121,820              -         121,820
    Fidelity                   1,011,367         49,355         962,012
    Fire and Allied Line         867,898         42,980         824,918
    Inland Marine                117,366          1,883         115,483
    Liability                  6,765,304        286,189       6,479,115
    Commercial Multiple Peril 22,719,435      1,495,220      21,224,215
    Workers' Compensation        826,875          6,006         820,869
    Surety                     6,627,173        337,628       6,289,545
                             $39,216,823     $2,219,261     $36,997,562


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

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                 1996          1995           1994
    Balances as of January 1,               $ 38,584,084   $ 27,475,323   $ 19,319,449
    Less reinsurance balances                    (45,321)       (12,363)       (38,049)
    Net reserves                              38,538,763     27,462,960     19,281,400

    Incurred losses and loss adjustment expenses related to:
         Current year                         36,041,564     27,224,006     21,287,960
         Prior years:
            Direct losses                      1,516,382      2,610,999      1,628,974
            Direct loss adjustment expenses    1,901,083      2,810,145      3,704,484
            Discontinued assumed reinsurance   1,706,747      1,454,313        914,636
                Total prior years              5,124,212      6,875,457      6,248,094

    Total incurred                            41,165,776     34,099,463     27,536,054

    Paid losses and loss adjustment expenses related to:
         Current year                         15,487,239     10,632,490      9,527,420
         Prior years                          16,245,614     12,285,492      9,946,822
    Total paid                                31,732,853     22,917,982     19,474,242

    Other adjustments, net                       (43,956)      (105,678)       119,748

    Net balance at December 31                47,927,730     38,538,763     27,462,960
    (Less) plus reinsurance balances            (225,367)        45,321         12,363

    Balance at December 31,                 $ 47,702,363   $ 38,584,084   $ 27,475,323


(g) Loss Reserve Development            Consolidated (in millions of dollars)
    Year ended:                   1987   1988   1989   1990   1991   1992   1993   1994   1995   1996
    Reserves for losses and loss
      adjustment expense        $ 14.8 $ 15.3 $ 14.2 $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5 $ 47.7

    Re-estimated reserves:
      One year later              14.0   14.1   15.3   15.0   19.5   21.2   25.5   33.8   43.4
      Two years later             13.3   15.5   16.1   18.3   21.3   23.8   31.2   37.5    -
      Three years later           14.6   16.1   18.1   19.9   22.7   28.3   33.5    -      -
      Four years later            15.1   17.5   19.2   21.3   25.9   30.7    -      -      -
      Five years later            16.2   18.6   20.2   23.8   27.9    -      -      -      -
      Six years later             17.4   19.6   21.8   25.6    -      -      -      -      -
      Seven years later           18.2   21.1   23.6    -      -      -      -      -      -
      Eight years later           19.7   22.8    -      -      -      -      -      -      -
      Nine years later            21.4    -      -      -      -      -      -      -      -

    Cumulative deficiency         (4.9)  (5.8)  (7.6)  (9.7) (11.4) (10.2) (11.9)  (6.3)  (4.9)

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations            (9.3)  (8.8)  (8.2)  (7.4)  (6.2)  (5.2)  (4.1)  (3.2)  (1.7)

    Cumulative redundancy
    (deficiency) from
    continuing operations          4.4    3.0    0.6   (2.3)  (5.2)  (5.0)  (7.8)  (3.1)  (3.2)

    Cumulative amount of liability paid through:

      One year later               3.6    4.6    5.9    5.7    7.6    9.4    9.9   12.2   16.2
      Two years later              5.9    8.0    8.7   10.1   12.7   14.1   17.2   21.4     -
      Three years later            8.3    9.9   12.0   13.4   15.4   18.9   23.6     -      -
      Four years later             9.4   12.3   13.7   15.2   18.7   23.0     -      -      -
      Five years later            11.4   13.5   14.6   17.5   21.6     -      -      -      -
      Six years later             12.3   14.2   15.9   19.7     -      -      -      -      -
      Seven years later           12.9   15.3   17.9     -      -      -      -      -      -
      Eight years later           14.0   17.3     -      -      -      -      -      -      -
      Nine years later            15.9     -      -      -      -      -      -      -      -

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

    The company withdrew from the reinsurance assumed business in 1976; however, it remains involved with treaties that cover certain risks which have had significant development industry-wide over the past several years.  Due to the nature of the assumed business, ultimate losses may, and often do, vary from current estimates.
    See  footnote 4(b) of the notes to the consolidated financial statements.


(h) Reconciliation of Statutory to Generally Accepted Accounting Principles
    (GAAP) reserves:

      Balance, December 31, as reported to                For the Year Ended December 31,
      Insurance Commissioner of the                       1996           1995           1994
      State of Wisconsin:
                  - CIC                              $ 47,458,573   $ 37,996,923   $ 26,829,156

                  - CSIC                                   -              -               -

      Funds withheld from reinsurers, reclassified
        to loss reserves on a GAAP basis                  489,808        514,583        510,028

      Reserve for return of disability premiums,
        reclassified to loss reserves on a GAAP basis      14,820         26,625         37,026

      GAAP adjustment to gross up reserves
           for the effect of reinsurance                 (225,367)        52,653        119,571

      Other, net                                          (35,471)        (6,700)       (20,458)

      Balance, December 31, on a GAAP basis          $ 47,702,363   $ 38,584,084   $ 27,475,323

Item 2. Properties

      Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin, 53705, as follows:

          Approximately 27,406 square feet occupying a portion of the 1st, 2nd, 9th and 10th floors and all of the 11th, 12th, 13th and 14th floors. The term of the lease is from June 1, 1996 through May 31, 1999.

      The Company also leases approximately 2,000 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

      The Company also leases 200 square feet of office space in Las Vegas, Nevada. the term of the lease is from November 1, 1996 to October 31, 1999.

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1996, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 1996.

Item 5. Market Information, Dividends and Other Information

On February 21, 1997, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock (adjusted) during 1996 was a low of 12 and a high of 20 15/16 with the equivalent of 2,147,465 shares traded.

Quarterly high and low quoted prices are obtained from the National Association of Securities Dealers. These quotations, adjusted for the December 31, 1996
3 for 2 stock split effected as a 50% dividend and the December 28, 1995 ten percent stockdividend, are as follows:

                           1996                             1995
Quarter           High      Low    Dividends       High      Low    Dividends
  First         14        13        $.12         10 3/4     9 1/4    $.06
  Second        13 11/16  12         .07         11 2/3     9 3/5     .06
  Third         15 1/2    12 5/16    .07         11 5/6    10 14/15   .06
  Fourth        20 15/16  15 1/16    .07         13 2/3    11 2/3     .06
  Year          20 15/16  12        $.33         13 2/3     9 1/4    $.24

For the period January 1 through February 21, 1997, the high ask price was 27 3/8 and the low bid price was 20 1/16.  An extra cash dividend of $.10 per share was paid on February 28, 1997, to shareholders of record on February 14, 1997 and a regular cash dividend of $.07 per share was paid on March 28, 1997.

Future dividend payments must be authorized by the Board of Directors and will be dependent on operating results, capital requirements and the financial condition of the Company.

   Subsidiaries                                S.E.C. Form 10-K

   Capitol Indemnity Corporation               Copies of the Company's Annual
   Capitol Specialty Insurance Corporation     report filed with the SEC, in-
   Capitol Facilities Corporation              cluding exhibits, are available
                                               by written request addressed to:
   Independent Public Accountants
                                               Paul J. Breitnauer
   Ernst & Young LLP                           Vice President & Treasurer
   111 East Kilbourn Avenue                    4610 University Ave.
   Milwaukee, Wisconsin 53202                  Madison, Wisconsin 53705-0900

   Transfer Agent and Registrar                Annual Meeting

   Firstar Trust Co.                           The Company's Annual Meeting
   Corporate Trust Services                    will be held Monday, May 5,
   615 East Michigan Street                    1997, 4:00 PM at the
   P.O. Box 2077                               Holiday Inn - West
   Milwaukee, Wisconsin 53201                  1313 John Q. Hammond Drive
                                               Middleton, Wisconsin 53562
   Common Stock

   Listed:  OTC
   Quoted:  NASD (CATA)


Item 6.  FIVE YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA:

                                                       1996          1995          1994          1993          1992
 Gross Premiums Written                           $ 90,939,387  $  70,878,492  $ 58,564,342  $ 50,346,528  $ 39,216,823
 Net Premiums Written                             $ 89,243,325  $  68,356,968  $ 56,651,941  $ 47,906,064  $ 36,997,562
 Premiums Earned                                  $ 77,347,319  $  63,865,500  $ 52,461,456  $ 43,456,430  $ 33,739,719
 Net Investment Income                               7,155,382      6,635,123     5,359,606     5,001,715     4,715,339
 Realized Investment Gains (Losses)                  8,468,911      3,587,323      (106,188)    4,145,701     1,580,431
 Other Revenues                                        382,130       144,866        118,353        38,609       112,488
 Total Revenues                                     93,353,742    74,232,812     57,833,227    52,642,455    40,147,977
 Losses and Loss Adjustment Expenses Incurred       41,165,776    34,099,463     27,536,054    20,649,739    16,853,514
 Underwriting and Other Expenses                    26,680,657    21,497,664     17,883,570    15,963,957    12,204,252
 Total Losses Incurred and Expenses                 67,846,433    55,597,127     45,419,624    36,613,696    29,057,766
 Income from Operations Before Income Taxes         25,507,309    18,635,685     12,413,603    16,028,759    11,090,211
 Income Tax Expense                                  7,158,151     4,705,279      3,166,363     4,344,504     2,687,861
 Consolidated Net Income                          $ 18,349,158  $ 13,930,406   $  9,247,240  $ 11,684,255  $  8,402,350
 Weighted Average Number of Shares Outstanding      11,077,501    11,049,660     11,012,621    10,937,043    10,829,488
 Income Per Share                                 $       1.66  $       1.26   $       0.84  $       1.07  $       0.77
 Total Cash Dividends Per Share                   $       0.33  $       0.24   $       0.27  $       0.23  $       0.13
 Consolidated Net Income and Cash Dividends Stated
    as a Ratio to Beginning Shareholders' Equity         22.9%         25.3%          18.6%         25.9%         21.4%
 Year End Financial Position:
    Assets                                        $228,885,454  $176,730,156   $127,633,195  $117,346,301  $ 98,857,739
    Shareholders' Investment                       116,581,883    92,653,880     67,979,174    65,648,667    54,637,662
    Book Value Per Share                          $      10.50  $       8.37   $       6.15  $       5.97  $       5.03
 Shares Outstanding                                 11,103,297    11,068,161     11,032,433    10,978,988    10,868,952
 Insurance Operating Ratios (Statutory Basis):
    Losses and Loss Adjustment Expenses to
      Net Premiums Earned                                53.5%         53.2%          52.3%         47.5%         50.2%
    Underwriting Expenses to Net Premiums Written        33.5%         32.8%          32.4%         32.2%         35.0%
    Combined Ratio                                       87.0%         86.0%          84.7%         79.7%         85.2%
 A. M. BEST Rating                                        A+            A+             A+            A+            A+
                                                      Superior      Superior       Superior       Superior      Superior

 Prior years' information has been restated to reflect the December 31, 1996 three-for-two stock split effected as a 50%
 stock dividend, the December 28, 1995 ten percent stock dividend and the June 15, 1992 three-for-two stock split effected as a 50% stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 36 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 75% of the business written while the fidelity-surety segement accounts for approximately 25% of the Company's business.

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

Gross premiums written during 1996 were $90,939,387, compared with $70,878,492 in 1995 and $58,564,342 in 1994.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 1996 totaled $77,347,319, compared with $63,865,500 and $52,461,456 in 1995 and 1994, respectively. The net unearn-ed premium reserve was $43,258,833, $31,555,728 and $26,794,249 at each year-
end.

                                       1996          1995          1994
      Gross Premiums Written       $90,939,387   $70,878,492   $58,564,342
      Reinsurance Ceded              1,696,062     2,521,524     1,912,401
      Net Premiums Written         $89,243,325   $68,356,968   $56,651,941
      Net Premiums Earned          $77,347,319   $63,865,500   $52,461,456
      Net Unearned Premium Reserve $43,258,833   $31,555,728   $26,794,249

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

Insurance Operating Ratios (Statutory Basis):          1996        1995        1994
      Losses and Loss Adjustment Expenses             53.5%       53.2%       52.3%
      Underwriting Expenses                           33.5%       32.8%       32.4%
      Combined Ratios                                 87.0%       86.0%       84.7%

The Company's combined loss and expense ratios compare very favorably with the industry average, which is projected to be more than 106% for the year 1996.


REINSURANCE

The Company follows the customary practice of reinsuring with other companies, e.g., ceding a portion of its exposure on the policies it has written. This pro-gram of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually serious occurrences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain pro-tection that should be adequate to ensure the availability of funds for losses while maintaining future growth.

NET INVESTMENT INCOME AND REALIZED GAINS

The Company's fixed maturities and equity securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as a separate component of shareholders' investment.

Interest and Dividend Income: Interest on fixed maturities is recorded as in-come when earned and is adjusted for any amortization of purchase premium or discount. Dividends on equity securities are recorded as income on ex-dividend dates.

Investments:                                  1996          1995          1994
       Invested Assets                    $184,801,846  $149,216,723  $104,785,146
       Net Investment Income                 7,155,382     6,635,123     5,359,606
       Percent of Return to
        Average Carrying Value                    5.1%          5.7%          5.6%
       Realized Gains (Losses)               8,468,911     3,587,323      (106,188)
       Change in Unrealized Gains(Losses) $ 12,672,783  $ 21,085,956  $ (6,251,923)

The net increase in unrealized gains of $12,672,783 for 1996 was comprised of a $2,416,907 decrease in fixed maturities and an increase of $15,089,690 in equity securities.

Net investment income in 1996 amounted to $7,155,832, compared with $6,635,123 and $5,359,606 in 1995 and 1994, respectively.
Unrealized gains (losses) were $32,763,674, $20,090,891 and ($995,065) at December 31, 1996, 1995 and 1994, respectively.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss ad-justment expenses were $47,702,363 at December 31, 1996 compared with $38,584,084 at December 31, 1995. This increase is a combination of giving con-sideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (80.7% in 1996, 84.4% in 1995 and 82.1% in 1994) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Com-pany maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the course of ordinary business involvement and activities. The Company has no material capital expenditure commitments.

Item 8. Financial Statements and Supplementary Data

      Financial Statements

      The financial statements filed by CTC in connection with this Annual Report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

            Capitol Transamerica Corporation Consolidated Financial Statements:

               Report of independent auditors.

               Consolidated balance sheets - December 31, 1996 and 1995.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1996.

               Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1996.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1996.

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

      None.

Item 10. Directors and Executive Officers of CTC

(a) Directors

      Name (Age)                                                 Other Directorships, Business           Expire at
Date of Original Election       Principal Occupation       Experience and Miscellaneous Information   Annual Mtg. in:

Paul J. Breitnauer (57)   Vice President and Treasurer of    Mr. Breitnauer has been associated with        1999
        1986              the Company; Senior Vice Presi-    the insurance industry in various
                          dent & Treasurer of CIC, CSIC      capacities since 1963.
                          and CFC, wholly-owned subsidi-
                          aries of the Company.
                          Sun Prairie, Wisconsin

George A. Fait (70)       Chairman of the Board and          Mr. Fait is a director of Bank One and         1997
        1960              President of the Company and its   has been associated with the insur-
                          wholly-owned subsidiaries;  Di-    ance industry in various capacities
                          rector of Bank One.                since 1950.
                          Madison, Wisconsin

Robert W. Goodwin (71)    Retired, formerly with Dean        Mr. Goodwin had been associated with Dean      1997
        1982              Witter Reynolds, Inc.              Witter Reynolds, Inc. in various capacities
                          Palm Harbor, Florida               1970.

Michael J. Larson (55)    Retired, formerly with Bank        Mr. Larson has been associated with Bank
                          One Madison.                       One in various capacities since 1965.          1998
        1991              Madison, Wisconsin

Reinhart H. Postweiler(67)Retired, formerly with Flad        Mr. Postweiler is a Director of Bank One.      1999
        1977              Affiliated Corporation; Director   He is a member of the Wisconsin Society of
                          of Bank One, Madison, Wisconsin.   Professional Engineers and the National
                                                             Society of Professional Engineers.

Richard E. Tipple (71)    Retired, formerly with the Uni-    Mr. Tipple is a member of the Wisconsin        1998
        1970              versity of Wisconsin Planning      Society of Landscape Architects.
                          Department.
                          Madison, Wisconsin

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

Item 10. (continued)
      (b) Executive Officers:

          Chairman of the Board and President- George A. Fait (70 years of age) Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer (57 years of age) Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary - Virgiline M. Schulte   (68 years of age)
          Elected in 1988.  Secretary - CIC, CSIC and CFC.

      (c) Additional Executive Officers -
          CIC & CSIC - Wholly-Owned Subsidiary Insurance Companies:

          Vice President - P & C Claims          Vice President - Personnel
          Robert F. Miller (58 years of age)     Virgiline M. Schulte (68 years
          Elected in 1986.                       old) Elected in 1993.

          Vice President - Agency                Vice President- Data Processing
          Joel G. Fait (38 years of age)         Frank S. Zillner (35 years old)
          Elected in 1993.                       Elected in 1993.

          Vice President - Rating                Corporate Counsel
          Gerald A. Olson (52 years of age)      Peter E. Hans (42 years of age)
          Elected in 1993.                       Elected in 1991.

          Vice President - P & C Underwriting
          William B. Hutchison (42 years of age)
          Elected in 1993.

      (d) Disclosure of Delinquent Filers

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated April 4, 1997 is incorporated herein by reference.

Item 11. Executive Compensation and Transactions

       The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated April 4, 1997 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections captioned "Principal Shareholders", "Option/SAR Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated April 4, 1997 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated April 4, 1997, are in-corporated herein by reference.

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

               Report of independent auditors.

               Consolidated balance sheets - December 31, 1996 and 1995.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1996.

               Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1996.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1996.

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

      (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1996.

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


March 25, 1997


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

                                                   Paul J. Breitnauer
                                                   Vice President and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Trans-america Corporation (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders equity, and cash flows for the three years in the period ended December 31, 1996. Our audits also in-cluded the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 1996 and 1995, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin                                         Ernst & Young LLP
February 27, 1997

                           CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                                                       1996            1995
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $77,807,048 and $71,493,255 respectively)  $ 82,566,725     $ 78,669,841
        Equity securities:
          Common stock, (cost $59,099,459 and $50,412,460, respectively)              86,569,214       63,141,401
          Nonredeemable preferred stock, (cost $5,346,938 and
               $3,868,836, respectively)                                               5,881,180        4,054,200
 Investment real estate, at cost, net of depreciation                                  6,721,343        1,435,486
     Short-term investments, at cost which approximate fair value (Note(2)(d)          3,063,384        1,915,795
Total Investments                                                                    184,801,846      149,216,723

  Cash                                                                                   364,994          602,775
  Accrued investment income                                                            1,684,940        1,718,254
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $380,000 and $320,000, respectively                     18,712,387       11,874,125
  Balances due from reinsurers                                                         1,033,058        1,244,148
  Funds held by ceding reinsurers                                                         44,791           77,117
  Deferred insurance acquisition costs (Note (1)(e))                                  12,978,314        9,228,868
  Prepaid reinsurance premiums                                                           704,148          897,049
  Due from securities brokers                                                          6,347,754          215,165
  Income taxes receivable                                                                   -             110,091
  Other assets                                                                         2,213,222        1,545,841
Total Assets                                                                        $228,885,454     $176,730,156

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1996 and 1995

                                                                                      1996            1995
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
     Reserve for losses                                                             $ 29,811,723     $ 25,679,644
    Reserve for loss adjustment expenses                                              17,890,640       12,904,440
     Unearned premiums                                                                43,258,833       31,555,728
  Total Policy Liabilities and Accruals                                               90,961,196       70,139,812

  Accounts payable                                                                     6,612,383        4,362,308
  Dividends payable                                                                        4,526          745,009
  Due to securities brokers                                                              474,281          370,123
  Balances due to reinsurers                                                           1,776,524        2,275,143
  Accrued premium taxes                                                                  562,573          382,544
  Income taxes payable                                                                 1,870,252            -
  Deferred income taxes                                                               10,041,836        5,801,337
  Total Other Liabilities                                                             21,342,375       13,936,464
Total Liabilities                                                                    112,303,571       84,076,276
  Commitments and contingent liabilities (Notes (4) and (8))                               -                -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 7,612,711 and 6,899,060, respectively                                   7,612,711        6,899,090
     Common stock distributable, $1.00 par value, 3,806,355 and 689,545 shares,
        respectively                                                                   3,806,355          689,545
     Paid-in surplus                                                                  21,114,644       20,949,100
     Net unrealized appreciation (depreciation) on securities carried at fair value
      net of deferred taxes of $11,139,649 & $6,830,903, respectively(Notes(1)(b)&(2) 21,624,025       13,259,988
     Retained earnings                                                                62,761,654       51,177,894
Shareholders' investment before treasury stock                                       116,919,389       92,975,587
     Treasury stock, 315,769 and 209,831 shares, respectively, at cost                  (337,506)        (321,707)
Total Shareholders' Investment                                                       116,581,883       92,653,880
Total Liabilities and Shareholders' Investment                                      $228,885,454     $176,730,156

  The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     For The Years Ended December 31, 1996, 1995 and 1994



                                                                  1996           1995           1994
Revenues:
   Premiums earned (Note (1)(c))                               $ 77,347,319   $ 63,865,500   $ 52,461,456
   Net investment income (Note (2)(e))                            7,155,382      6,635,123      5,359,606
   Realized investment gains (losses) (Notes (1)(b) and (2))      8,468,911      3,587,323       (106,188)
   Other revenues                                                   382,130        144,866        118,353
Total Revenues                                                   93,353,742     74,232,812     57,833,227

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               29,694,168     24,620,433     18,985,162
   Loss adjustment expenses incurred                             11,471,608      9,479,030      8,550,892
   Underwriting, acquisition and insurance expenses (Note(10))   29,136,689     22,218,510     17,917,741
   Increase in deferred insurance acquisition costs              (3,749,446)    (1,513,479)      (784,373)
   Other expenses                                                 1,293,414        792,633        750,202
Total Losses and Expenses Incurred                               67,846,433     55,597,127     45,419,624

Income from operations before income taxes                       25,507,309     18,635,685     12,413,603
Income tax expense (Note (5))                                     7,158,151      4,705,279      3,166,363

Net Income                                                     $ 18,349,158   $ 13,930,406   $  9,247,240


Income Per Share (Note (1)(g))                                 $       1.66   $       1.26   $       0.84

Weighted average number of shares outstanding (Note (1)(g))      11,077,501     11,049,660     11,012,621

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.



                                      CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                            For the Years Ended December 31, 1994, 1995 and 1996
                                                                                          Unrealized
                                                                Common                   Appreciation
                                                  Common         Stock                   (Depreciation)
                                                   Stock     Distributable               on Securities
                                                (Par Value)   (Par Value    Paid-In      Carried at      Retained    Treasury
                                                   $1.00)        $1.00)     Surplus       Fair Value     Earnings      Stock
Balance, January 1, 1994                         $ 6,846,410   $    -       $ 7,823,147   $ 3,469,526   $47,848,653   $(339,069)
    Net income                                        -             -            -             -          9,247,240       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         (4,126,269)       -            -
    Stock options exercised                           31,186        -           108,524        -             -            8,444
    Cash dividends                                    -             -            -             -         (2,938,618)      -
Balance, December 31, 1994                          6,877,596       -         7,931,671      (656,743)    54,157,275    (330,625)
    Net income                                        -             -            -             -         13,930,406       -
    Unrealized depreciation on available-for-sale
       securities, net of deferred taxes              -             -            -         13,916,731         -           -
    Stock options exercised                            21,464       -            88,460        -              -           8,918
    Stock dividends                                   -            689,545   12,928,969        -        (13,618,514)      -
    Cash dividends                                    -             -            -             -         (3,291,273)      -
Balance, December 31, 1995                          6,899,060      689,545   20,949,100    13,259,988    51,177,894    (321,707)
    Net income                                        -             -            -             -         18,349,158       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -             -            -          8,364,037         -           -
    Stock options exercised                           24,106        -           165,544        -              -         (15,799)
    Stock dividend                                   689,545    3,116,810        -             -         (3,806,355)      -
    Cash dividends                                    -             -            -             -         (2,959,043)      -
Balance, December 31, 1996                       $ 7,612,711  $ 3,806,355   $21,114,644   $21,624,025   $62,761,654  $ (337,506)

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the Years Ended December 31, 1996, 1995 and 1994


                                                                      1996          1995          1994
Cash flows provided by operating activities:
 Net Income                                                         $ 18,349,158  $ 13,930,406  $  9,247,240
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                   805,784       423,119       344,328
          Realized investment (gains) losses                          (8,468,911)   (3,587,323)      106,188
          Change in:
              Deferred insurance acquisition costs                    (3,749,446)   (1,513,479)     (784,373)
              Unearned premiums                                       11,703,105     4,761,479     3,466,567
              Allowance for doubtful accounts receivable from agents      60,000        65,785        60,000
              Accrued investment income                                   33,314)     (352,131)      (26,674)
              Receivables from agents, insureds and others            (6,898,262)   (2,595,686)     (415,046)
              Balances due to/from reinsurers                           (136,449)     (154,893)       55,481
              Reinsurance recoverable on paid and unpaid losses         (151,080)     (547,078)      117,133
              Funds held by ceding reinsurers                             32,326        60,305        (2,829)
              Income taxes payable/receivable                          1,980,343       371,620    (2,000,010)
              Deferred income taxes                                      (68,247)     (156,647)     (262,036)
              Due to/from securities brokers                          (6,028,431)     (145,042)    2,651,078
              Prepaid reinsurance premiums                               192,901      (270,011)      601,845
              Other assets                                              (123,731)       294,732      504,974
              Reserves for losses and loss adjustment expenses         9,118,279     11,108,761    8,155,874
              Accounts payable                                         2,250,075        448,636     (239,443)
              Accrued premium taxes                                      180,029        112,822        6,432
                      Net cash provided by operating activities       19,080,757     22,255,375    21,586,729

Cash flows provided by (used for) investing activities:
     Proceeds from sales of available-for-sale investments            27,579,131    21,046,919     1,895,147
     Purchases of available-for-sale investments                     (49,010,584)  (47,289,410)  (26,596,166)
     Maturities of available-for-sale investments                      6,917,920     6,447,108     6,074,710
     Purchases of depreciable assets                                  (1,279,331)     (683,115)     (320,920)
                      Net cash used for investing activities         (15,792,864)  (20,478,498)  (18,947,229)

Cash flows provided by (used for) financing activities:
     Cash dividends paid                                              (3,699,525)   (2,546,264)   (2,938,618)
     Stock options exercised                                             189,650       109,924       139,710
     Net proceeds from sale (purchase) of treasury stock                 (15,799)        8,918         8,444
                      Net cash used for financing activities          (3,525,674)   (2,427,422)   (2,790,464)

     Net (decrease) increase in cash                                    (237,781)     (650,545)     (150,964)
     Cash, beginning of year                                             602,775     1,253,320     1,404,284
     Cash, end of year                                               $   364,994   $   602,775   $ 1,253,320

Cash paid during the year for:
     Income taxes                                                    $ 5,292,665   $ 4,497,508   $ 5,427,361


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    Capitol Transamerica Corporation (the "Company") is an insurance holding company which writes, through its subsidiaries, commercial insurance coverages in 36 states. The property-casualty insurance coverages represent approximately 75% of the Company's premiums written while fidelity-surety coverages represent approximately 25% of the Company's premiums written. The Company's products are marketed through independent agents located through-out the United States.

    The consolidated financial statements are presented in accordance with generally accepted accounting principles. The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

    (a)   Principles of Consolidation
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Capitol Indemnity Corpora-tion ("CIC"), Capitol Specialty Insurance Corporation ("CSIC") and Capitol Facilities Corporation ("CFC"). All significant intercompany accounts and transactions have been eliminated in consolidation. Cer-tain reclassifications have been made to the consolidated financial statements for 1995 to conform with the 1996 presentation.

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

          Investment real estate is carried at cost net of accumulated deprecia-tion of $203,830 and $126,983 as of December 31, 1996 and December
          31, 1995, respectively.

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

    (g)   Income Per Share
          Net income per share is computed by dividing net income by the weight-ed average number of shares of stock outstanding during the year. Wherever applicable, prior years' information has been restated to reflect the December 31, 1996 three-for-two stock split effected as a fifty percent stock dividend.

(2)Investments
   (a) The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:

                                                             Gross          Gross
                                              Amortized    Unrealized    Unrealized      Fair
   Type of investment                           Cost         Gains          Losses       Value
   December 31, 1996
   Fixed maturities:
        U.S. Government bonds                $   578,852   $     4,543   $      -      $   583,395
        State, municipal and political
             subdivision bonds                75,906,193     4,709,412       (24,724)   80,590,881
       Corporate bonds and notes               1,322,003        71,962        (1,516)    1,392,449
      Total fixed maturities                 $77,807,048   $ 4,785,917       (26,240)  $82,566,725

   Equity securities:
        Common stock                         $59,099,459   $29,169,673   $(1,699,918)  $86,569,214
        Non-redeemable preferred stock         5,346,938       605,522       (71,280)    5,881,180
      Total equity securities                $64,446,397   $29,775,195   $(1,771,198)  $92,450,394


   December 31, 1995
   Fixed maturities:
        U.S. Government bonds                $   591,928   $     9,643   $       -     $   601,571
        State, municipal and political
             subdivision bonds                70,020,468     7,172,261       (70,652)   77,122,077
        Corporate bonds and notes                880,859        91,144       (25,810)      946,193
      Total fixed maturities                 $71,493,255   $ 7,273,048   $   (96,462)  $78,669,841

   Equity securities:
        Common stock                         $50,412,460   $15,320,343   $(2,591,402)  $63,141,401
        Non-redeemable preferred stock         3,868,836       246,779       (61,415)    4,054,200
      Total equity securities                $54,281,296   $15,567,122   $(2,652,817)  $67,195,601

   (b)  The amortized cost and estimated fair value of fixed maturities at December 31, 1996, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $   764,275      $   767,336
           Due after one year through five years      3,861,398        4,007,079
           Due after five years through               8,115,945        8,419,767
           Due after ten years                       65,065,430       69,372,543
           Total                                    $77,807,048      $82,566,725


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1996,
        1995 and 1994, are as follows:
                                                  1996         1995         1994
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $   88,664   $   33,742   $   60,214
                Gross losses                       (36,388)      (5,288)      (8,395)
           Equity securities
                Gross gains                      8,454,726    3,558,869      147,621
                Gross losses                       (22,041)        -        (305,628)
           Investment real estate (1)              (16,050)        -            -
        Net realized gains (losses)             $8,468,911    3,587,323   $ (106,188)


                                                       1996         1995         1994
        Change in unrealized gains (losses):
           Fixed maturities                          $(2,416,907) $ 6,492,201) $(4,397,979
           Equity securities                          15,089,690   14,593,755   (1,853,944)
        Net change in unrealized gains (losses)       12,672,783   21,085,956   (6,251,923)
           Effect of applicable deferred taxes        (4,308,746)  (7,169,225)   2,125,654
        Net increase (decrease) in unrealized gains  $ 8,364,037  $13,916,731   (4,126,269)

        Following is a summary of total unrealized gains (losses) as of December 31, 1996, 1995 and 1994:
                                                       1996         1995         1994
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $ 4,785,917  $ 7,273,048  $ 1,925,724
                Gross unrealized losses                  (26,240)     (96,462)  (1,241,339)
           Equity securities
                Gross unrealized gains                29,775,195   15,567,122    2,140,557
                Gross unrealized losses               (1,771,198)  (2,652,817)  (3,820,007)
        Gross unrealized gains (losses)               32,763,674   20,090,891     (995,065)
           Effect of applicable deferred taxes       (11,139,649)  (6,830,903)     338,322
        Net unrealized gains (losses)                $21,624,025  $13,259,988) $  (656,743)

   (d) The amortized cost of securities on deposit with insurance regulators in accordance with statutory requirements was $4,101,301 on December 31, 1996 and $3,381,612 on December 31, 1995.

        In connection with the runoff of the reinsurance assumed operations, CIC has established a security trust fund agreement with a bank, consisting of cash and securities in the amount of $831,095 at December 31, 1996 and $1,043,691 at December 31, 1995. Additionally, CIC has deposited $42,000 at December 31, 1995 in an account for the benefit of reinsurers and has included these funds in short-term investments in the accompanying balance sheets.

   (e) Following is a summary of investment income from each category of investments:

                                                1996         1995         1994
           Fixed maturities                   $ 4,936,902  $ 4,539,757  $ 4,062,030
           Equity securities                    2,260,094    1,851,937    1,085,584
           Investment real estate               1,280,669      751,162      786,152
           Short-term                             119,542      224,813      112,455
           Total investment income              8,597,207    7,367,669    6,046,221
           Investment expenses - real estate      945,777      549,674      542,618
           Other investment expenses              419,201      138,016      104,117
           Depreciation on real estate             76,847       44,856       39,880
           Net investment income              $ 7,155,382  $ 6,635,123  $ 5,359,606
</TABLE)

   (f) The Company had investments in state, municipal and political subdivi-sion bonds of $75,906,193 and $70,020,468 at December 31, 1996 and 1995,
        respectively. Approximately 91% and 88% of these bonds were special assessment revenue bonds and approximately 9% and 12% of these bonds were state and political subdivision obligations at December 31, 1996 and 1995, respectively. The Company monitors its exposure by investing its funds in accordance with guidelines set by the Company's investment committee. At December 31, 1996, approximately 38% of the municipal bond portfolio consisted of securities of Wisconsin and Minnesota municipalities. No other state total exceeded 10%.

   (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturi-ties are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3) Reserves for Losses and Loss Adjustment Expenses
    The table below provides a reconciliation of the beginning and ending re-serves for losses and loss adjustment expenses, net of reinsurance:

                                                               1996          1995          1994
    Balance as of January 1,                                 $38,584,084    $27,475,323   $19,319,449
    Less reinsurance recoverables                                (45,321)       (12,363)      (38,049)
    Net reserves                                              38,538,763     27,462,960    19,281,400

    Incurred losses and loss adjustment expenses related to:
         Current year                                         36,041,564     27,224,006    21,287,960
         Prior years:
            Direct losses                                      1,516,382      2,610,999     1,628,974
            Direct loss adjustment expenses                    1,901,083      2,810,145     3,704,484
            Discontinued assumed reinsurance                   1,706,747      1,454,313       914,636
                Total prior years                              5,124,212      6,875,457     6,248,094

    Total incurred                                            41,165,776     34,099,463    27,536,054

    Paid losses and loss adjustment expenses related to:
         Current year                                         15,487,239     10,632,490     9,527,420
         Prior years                                          16,245,614     12,285,492     9,946,822
    Total paid                                                31,732,853     22,917,982    19,474,242

    Other adjustments, net                                       (43,956)      (105,678)      119,748

    Net balance at December 31,                               47,927,730     38,538,763    27,462,960
    Plus reinsurance recoverables                               (225,367)        45,321        12,363

    Balance at December 31,                                  $47,702,363    $38,584,084   $27,475,323

    As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.  The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables.  As a result of the variability in these estimates, reserves have differed from actual experience during 1996, 1995 and 1994.  The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions.  Policies and procedures have been implemented which management believes will stabilize the reserve development.  The Company continues to monitor factors that could affect future claim development.  While the Company has recorded its current best estimate of its reserves for losses and loss adjustment expenses, it is reasonably possible these estimates, net of estimated reinsurance recoverables, may increase in the future.  See Note 4(b) for discussion of assumed reinsurance.

(4) Reinsurance
    (a)Ceded
       In 1996, the Company generally reinsures losses in excess of $1,000,000 with various other companies through reinsurance ceded contracts. In 1995, the Company reinsured losses in excess of $300,000 and $500,000. These arrangements provide for greater diversification of business, allow the Company to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Reinsurance ceded contracts do not relieve the Company from its obligations to policyhold-ers. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. Amounts recoverable from reinsur-ers are estimated in a manner consistent with the claim liability associ-ated with the reinsured policies.

       Net written and earned premiums and losses and loss adjustment expenses include reinsurance activity as follows:

                                                                Written Premiums
                                                       1996            1995            1994
       Direct                                        $90,939,387     $70,878,492     $58,541,983
       Assumed                                             -               -              22,359
       Ceded                                          (1,696,062)     (2,521,524)     (1,912,401)
       Net premiums written                          $89,243,325     $68,356,968     $56,651,941

                                                                 Earned Premiums
                                                       1996            1995            1994
       Direct                                        $79,236,282     $66,117,013     $55,075,416
       Assumed                                             -               -              22,359
       Ceded                                          (1,888,963)     (2,251,513)     (2,636,319)
       Net premiums earned                           $77,347,319     $63,865,500     $52,461,456

                                                            Losses and Loss Adjustment Expenses
                                                       1996            1995            1994
       Direct                                        $40,476,441     $33,320,640     $27,179,449
       Assumed - losses                                1,606,731       1,355,570         828,195
       Assumed - legal and audit                         100,016          98,743          79,967
       Ceded                                          (1,017,412)       (675,490)       (551,557)
       Net losses and loss adjustment expenses       $41,165,776     $34,099,463     $27,536,054

    (b)Assumed
       CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and pools. Although CIC withdrew from the reinsurance business in 1976, its liability remains for losses on policies written during the period in which it participated as a reinsurer. The Company is involved with treaties which cover certain risks which have had significant development industry-wide over the past several years. The reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually re-viewed for accuracy and reasonableness. The Company believes the assumed reserves of $4,962,169 and $5,562,269 at December 31, 1996 and 1995, re-
       spectively, which are included in the reserve for losses, are reasonable. However, due to the nature of the assumed business, ultimate losses may vary from current estimates. The Company has issued outstanding letters of credit relating to reinsurance assumed of $503,585 at December 31, 1996 and 1995.

(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1996, 1995 and 1994 are as follows:

                                                    1996         1995         1994
       Current expense:
          Federal                                $ 6,683,429  $ 4,393,537  $ 3,040,153
          State                                      559,972      468,388      388,246
       Total current expense                       7,243,401    4,861,925    3,428,399

       Deferred expense(benefit):
         Deferred insurance acquisition costs      1,274,812      514,583      266,687
         Unearned premiums                          (808,929)    (305,420)    (305,565)
         Discount on loss and loss adjustment
                  expense reserves                  (315,137)    (285,995)    (162,179)
         Unpaid commissions                         (211,404)      23,551      (41,228)
         Other                                       (24,592)    (103,365)     (19,751)
       Total deferred benefit                        (85,250)    (156,646)    (262,036)

       Income tax expense                        $ 7,158,151  $ 4,705,279  $ 3,166,363

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1996     1995     1994
       Statutory tax rate                                          35.0%     34.0%     34.0%
       Municipal bond income, net of proration                     -5.7%     -6.9%     -9.1%
       Dividend received exemption, net of proration               -1.9%     -2.1%     -1.8%
       State income tax expense, net of federal tax benefit         1.5%      1.6%      2.1%
       Other, net                                                  -0.8%     -1.4%      0.3%
       Effective income tax rate                                   28.1%     25.2%     25.5%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1996            1995
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 4,412,627     $ 3,137,815
          Net unrealized gains on investment securities          11,139,649       6,830,903
          Other                                                     101,742          74,055
          Total deferred tax liabilities                         15,654,018      10,042,773

       Deferred tax assets:
          Unearned premium reserve discounting                    2,893,719       2,084,790
          Loss and loss adjustment expense reserve discounting    1,618,970       1,303,833
          Unpaid commissions                                        755,815         544,411
          Salvage and subrogation reserve discounting               214,478         182,602
         Other                                                      129,200         125,800
          Total deferred tax assets                               5,612,182       4,241,436

       Net deferred tax (liability) asset                      $(10,041,836)    $(5,801,337)

(6) Common Stock Options
    The company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees' (APB 25) and related Interpreta-tions in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under FASB 123 "Accounting for Stock Based Compensation" (Statement 123) requires use of option val-uation models that were not developed for use in valuing stock options. Under APB 25, since the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had the company used the fair value approach required under Statement 123, net income and earnings per share would not be materially different for the years 1996 and 1995.

    The Company's 1993 Stock Option Plan has authorized the grant of options for up to 1,072,500 shares of the Company's stock. All options granted have a five year term and become fully vested at the end of four years. A summary of the Company's stock activity, and related information for the years ended December 31 follows:

                                                        1996                                1995
                                                             Weighted Average                    Weighted Average
                                                 Options     Excercise-Price         Options     Excercise-Price
     Outstanding, beginning of year                238,910      $   7.30              175,552       $   5.30
     Granted                                       106,523         14.40              118,140           9.20
     Exercised                                     (14,106)         5.40              (35,416)          3.10
     Forfeited                                     (10,000)         9.50              (19,366)          8.60
     Outstanding, end of year                      321,327      $  10.30              238,910       $   7.30



       Excercise prices for options outstanding as of December 31, 1996 ranged from $2.00 to $14.00.



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

                                                   Policyholders' Surplus As Of December 31,
                                                         1996         1995         1994
       Capitol Indemnity Corporation                   $86,880,871  $62,618,547  $40,651,963
       Capitol Specialty Insurance Corporation           6,561,248    5,907,094    5,348,768

       Total                                           $93,442,119  $68,525,641  $46,000,731
                                                   Net Income for the Year Ended December 31,
                                                         1996         1995         1994
       Capitol Indemnity Corporation                   $13,566,036  $11,762,554  $ 7,415,763
       Capitol Specialty Insurance Corporation             285,640      238,538      432,832

       Total                                           $13,851,676  $12,001,092  $ 7,848,595

    (b)CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyhold-ers) of 25% of net premiums written during the preceeding twelve months. As of December 31, 1996, the amount of compulsory surplus required to be maintained by CIC was approximately $22,310,805.

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

(9) Employee Benefit Plans
    The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contribution during the plan year. The Company made contributions of $165,397, $147,872 and $130,708 in 1996, 1995 and 1994, respectively.

    The Company also has an Employee Stock Ownership Plan in which all quali-fied employees are eligible to participate. The plan provides for discre-tionary employer contributions of shares of Company stock or cash to pur-chase shares of Company stock. The Company made contributions of $120,500, $89,000 and $56,000 in 1996, 1995 and 1994, respectively.

(10)Underwriting, Acquisition and Insurance Expenses
    A summary of underwriting, acquisition and insurance expenses incurred during the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                               1996          1995          1994
    Net commissions                                         $20,629,905   $14,791,800   $11,834,298
    Salaries and other compensation                           3,714,706     3,423,152     2,653,693
    Other expenses                                            4,792,078     4,003,558     3,429,750
    Total costs                                              29,136,689    22,218,510    17,917,741
    Increase in deferred insurance acquisition costs         (3,749,446)   (1,513,479)     (784,373)

    Total underwriting, acquisition and insurance expenses  $25,387,243   $20,705,031   $17,133,368

    Substantially all insurance contracts written by CIC are for a term of one year or less and deferred insurance acquisition costs are amortized over the same term.  The amount of deferred insurance costs amortized was $22,801,709, $18,611,260 and $15,262,076 in 1996, 1995 and 1994, respectively.

(11)Line of Credit
    The Company has a line of credit of $10,000,000. There were no borrowings under the line of credit in 1996.

(12)Quarterly Results of Operations (Unaudited)

    For the Year Ended December 31, 1996 (Reported)
                                            First       Second       Third        Fourth        Total
    Revenues                            $19,021,237  $21,670,439  $23,340,606  $29,321,460  $93,353,742
    Losses incurred and expenses         14,535,158   13,346,535   15,003,741   24,960,999   67,846,433
    Net income                            3,279,962    5,802,417    5,958,133    3,308,646   18,349,158
    Net income per share                $      0.30  $      0.52  $      0.54  $      0.30  $      1.66
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $      0.28


    In connection with the analysis of an internal loss and expense reserve study, the Company posted fourth quarter adjustments to increase reserves for losses and loss adjustment expenses.  As a result of the adjustments, the Company has restated 1996 quarterly losses incurred and expenses as follows:


    For the Year Ended December 31, 1996 (Restated)
                                            First       Second       Third        Fourth        Total
    Revenues                            $19,021,237  $21,670,439  $23,340,606  $29,321,460  $93,353,742
    Losses incurred and expenses         14,535,158   15,846,535   17,503,741   19,960,999   67,846,433
    Net income                            3,279,962    4,152,417    4,308,133    6,608,646   18,349,158
    Net income per share                $      0.30  $      0.38  $      0.39  $      0.59  $      1.66
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $      0.28



    For the Year Ended December 31, 1995
                                             First       Second       Third       Fourth        Total
    Revenues                            $15,476,378  $18,763,854  $18,131,047  $21,861,533  $74,232,812
    Losses incurred and expenses         11,387,365   13,368,380   14,324,134   16,517,248   55,597,127
    Net income                            3,033,089    3,872,854    2,856,847    4,167,616   13,930,406
    Net income per share                $      0.28  $      0.35  $      0.26  $      0.38  $      1.26
    Dividends per share                 $      0.05  $      0.06  $      0.06  $      0.12  $      0.29



                                                               SCHEDULE I

                              CAPITOL TRANSAMERICA CORPORATION
                                 SUMMARY  OF  INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 As of December 31, 1996
                                      (Consolidated)


                                                                                      Amount at
                                                                                     Which Shown
                                                                         Fair         in Balanc
                   Type of Investment                       Cost        Value            Sheet
Fixed maturity securities, available-for-sale:
   Bonds:
      United Stated Government and government
        agencies and authorities                         $    578,852   $    583,395   $    583,395
      State, municipalities, and political subdivisions    75,906,193     80,590,881     80,590,881
      All other corporate bonds                             1,322,003      1,392,449      1,392,449

   Total                                                   77,807,048     82,566,725     82,566,725

Equity securities, available-for-sale:
   Common stocks:
      Public utilities                                      2,065,856      1,765,637      1,765,637
      Banks, trusts, and insurance companies               39,904,060     64,470,351     64,470,351
      Industrial, miscellaneous, and all other             17,129,543     20,333,226     20,333,226
   Nonredeemable preferred stocks                           5,346,938      5,881,180      5,881,180

   Total                                                   64,446,397     92,450,394     92,450,394

Real estate, net of depreciation                            6,721,343                     6,721,343
Short-term investments                                      3,063,384                     3,063,384

Total Investments                                        $152,038,172     92,450,394   $184,801,846


                                                                                  SCHEDULE II
                                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CAPITOL TRANSAMERICA CORPORATION
                                                        (Parent Company)
    CONDENSED BALANCE SHEETS                                           December 31,
    Assets                                                         1996           1995
      Investments                                                $ 7,588,787    $ 7,070,097
      Cash                                                            31,690         22,369
      Accrued investment income                                       54,197         55,125
      Investment in subsidiaries                                 107,873,422     86,053,978
      Income taxes receivable                                           -            48,762
      Other assets                                                 2,368,988      1,280,161
         Total assets                                           $117,917,084    $94,530,492

    Liabilities and shareholders' equity
    Liabilities:
      Accounts payable                                           $   336,381    $   646,286
      Dividends payable                                                4,526        751,376
      Income taxes payable                                           120,287          -
      Deferred income taxes                                          874,007        478,950
         Total liabilities                                         1,335,201      1,876,612

    Shareholders' equity:
      Common stock                                                11,419,066      7,588,605
      Additional paid-in-capital                                  21,114,644     20,949,100
      Unrealized appreciation (depreciation) on available-for-
        sale securities, net of deferred taxes                     1,696,601        929,729
      Retained earnings (including undistributed earnings of
      subsidiaries of $102,271,184 and $81,151,740, respectively) 82,689,078     63,508,153
                                                                 116,919,389     92,975,587
    Less treasury stock, at cost                                    (337,506)      (321,707)
    Total shareholders' equity                                   116,581,883     92,653,880
    Total liabilities and shareholders' equity                  $117,917,084    $94,530,492

                                                                          December 31,
    STATEMENTS OF INCOME                                           1996         1995         1994
    Dividends received from subsidiaries                         $ 4,200,000  $ 3,000,000  $ 3,000,000
     Management fees received from subsidiaries                    1,515,478    1,466,553    1,286,871
    Investment income                                                272,035      253,103      272,250
    Realized investment gains                                        448,156       18,255            7
    Other income                                                         646       24,138       15,300
          Total Income                                             6,436,315    4,762,049    4,574,428
    Administrative expenses                                        1,363,770    1,449,273    1,068,378
    Net income before tax and equity in undistributed
        net income of subsidiaries                                 5,072,545    3,312,776    3,506,050
    Income tax expense                                               220,197       26,324      105,228
    Net income of before equity in undistributed
      net income of subsidiaries                                   4,852,348    3,286,452    3,400,822
    Equity in undistributed net income of
      subsidiaries, net of dividends paid                         13,496,810   10,643,954    5,846,418
      Net Income                                                 $18,349,158  $13,930,406  $ 9,247,240

                             The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                             SCHEDULE II
                                                                             (continued)
                                                   CAPITOL TRANSAMERICA CORPORATION
                                                         (Parent Company)


                                                                           December 31,
   STATEMENTS OF CASH FLOWS                                         1996         1995         1994
   Cash flows provided by operating activities:
   Net income                                                    $18,349,158   $13,930,406  $ 9,247,240
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                   728,940       378,263      344,328
      Realized investment gains                                     (448,156)      (18,255)          (7)
      Change in:
          Equity in net income of subsidiaries                   (13,496,810)  (10,643,954)  (5,846,418)
          Other assets                                              (488,710)      (74,752)      45,920
          Other liabilities                                         (189,618)       273,391    (536,691)

   Net cash provided by operating activitities                     4,454,804     3,845,099    3,254,372

   Cash flows provided by (used for) investing activities:
      Proceeds from investments sold/matured                       1,091,372     1,070,493      524,254
      Purchases of investments                                         -        (1,740,750)    (225,103)
      Purchase of depreciable assets                              (1,279,331)     (683,115)    (320,920)

      Net cash used for investing activitities                      (187,959)   (1,353,372)     (21,769)

   Cash flows provided by (used for) financing activities:
      Cash dividends paid                                         (3,731,375)   (2,568,259)  (2,964,085)
      Capital contribution to subsidiaries                          (700,000)      (20,000)    (625,000)
      Stock options exercised                                        189,650       109,924      139,710
      Net proceeds from sale (purchase) of treasury stock            (15,799)        8,918        8,444
      Net cash used for financing activitities                    (4,257,524)   (2,469,417)  (3,440,931)

   Net increase (decrease) in cash                                     9,321        22,310     (208,328)

   Cash, beginning of year                                            22,369            59      208,387

   Cash, end of year                                               $  31,690   $    22,369  $        59

Cash paid during the year for:
      Income taxes                                                 $  48,761   $    88,077  $    39,181
      Interest                                                        51,417           -             -


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

                                                                                                 SCHEDULE III
                                                       CAPITOL TRANSAMERICA CORPORATION
                                                      SUPPLEMENTARY INSURANCE INFORMATION


                                    December 31,
                     Deferred       Future Policy
                      Policy        Benefits, Losses,               Other
                     Acquisition    Claims, and       Unearned    Policyholde
   Segment            Costs         Loss Expense      Premiums      Funds
1996:
Property-casualty
  insurance          $12,978,314     $47,702,363     $43,258,833    $   -

1995:
Property-casualty
  insurance          $ 9,228,868     $38,584,084     $31,555,728    $   -

1994:
Property-casualty
  insurance          $ 7,715,389     $27,475,323     $26,794,249    $   -
                                        Year ended December 31
                                                              Benefits,     Amortization of
                                                  Net      Claims, Losses,  Deferred Policy     Other
                                   Premium    Investment   and Settlement    Acquisition      Operating   Premiums
Sement                             Revenue      Income        Expenses          Costs          Expenses    Written
1996:
Property-casualty
     insurance                  $77,347,319  $ 7,155,382  $41,165,776     $22,801,709       $ 1,293,414   $90,939,387

1995:
Property-casualty
     insurance                  $63,865,500  $ 6,635,123  $34,099,463     $18,611,260       $   792,633   $70,878,492

1994:
Property-casualty
     insurance                  $52,461,456  $ 5,359,606  $27,536,054     $15,262,076       $   750,202   $58,564,342


                                                                     SCHEDULE IV

                                  CAPITOL TRANSAMERICA CORPORATION
                                            REINSURANCE
                      For The Years Ended December 31, l996, l995 and l994
                                                              Assumed                   Percentage
                                      Gross      Ceded to        From                     of Amount
                                     Premiums      Other         Other         Net       Assumed
                                     Written     Companies     Companies     Amount     To Net
December 31, 1996
Premiums Written:
   Accident and Health insurance   $   238,615  $     -      $     -       $   238,615       -

   Property & casualty and
    fidelity & surety insurance     90,700,772  $  1,696,062 $     -       $89,004,710       -

   Total premiums written          $90,939,387  $  1,696,062 $     -       $89,243,325       -


December 31, 1995
Premiums Written:
   Accident and Health insurance   $   222,137  $     -      $     -       $   222,137       -

   Property & casualty and
    fidelity & surety insurance     70,656,355  $  2,521,524 $     -       $68,134,831       -

   Total premiums written          $70,878,492  $  2,521,524 $     -       $68,356,968       -


December 31, 1994
Premiums Written:
   Accident and Health insurance   $   223,193  $     -      $     -       $   223,193       -

   Property & casualty and
    fidelity & surety insurance     58,318,790    1,912,401      22,359     56,428,748      0.040%

   Total premiums written          $58,541,983  $ 1,912,401  $   22,359    $56,651,941      0.040%



                                                                      SCHEDULE VI

                                CAPITOL TRANSAMERICA CORPORATION
                                     SUPPLEMENTAL INFORMATION
                       CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                         December 31, l996
                                                            As of December 31,
BALANCE SHEET DATA:                                       1996            1995
Deferred insurance acquisition costs                   $12,978,314     $ 9,228,868

Outstanding loss and loss adjustment expense reserves   47,702,363      38,584,084

Discount deducted from reserves                              -               -

Unearned premiums                                      $43,258,833    $31,555,728


INCOME STATEMENT DATA:                                           Year Ended
                                                 1996          1995          1994
Earned premiums                          $77,347,319        $63,865,500   $52,461,456

Net investment income                      7,155,382          6,635,123     5,359,606


Incurred losses and loss adjustment
   expenses related to:

      Current year                       36,041,564          27,244,006    21,287,960
      Prior years                         5,124,212           6,875,457     6,248,094

Amortization of deferred policy
   acquisition costs                     22,801,709          18,611,260    15,262,076

Paid claims and claim adjustment
    expenses                             31,732,853          22,917,982    19,474,242

Gross premiums written                  $90,939,387         $70,878,492   $58,564,342