Form 10-Q
period 1997-03-31
CAPITOL TRANSAMERICA CORP
filed 1997-05-15
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (21) and low price (20 1/4), the ag-gregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1997 was approximately $229,961,717.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At March 31, 1997

                 Common Stock, $1.00 Par Value;


                       Issued:        11,466,107

                       Outstanding:   11,149,659


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               March 31,     December 31,     March 31,
                                                                                 1997           1996            1996
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $577,473, $578,852
         and $589,654, respectively)                                       $    580,851    $    583,395    $    596,194
       State, municipal and political subdivision bonds (amortized
         cost $67,546,951, $75,906,193 and $68,762,798, respectively)        71,654,830      80,590,881      73,829,530
       Corporate bonds and notes (amortized cost $888,584,
         $1,321,999 and $882,365, respectively)                                 956,169       1,392,449         834,539
       Equity securities:
       Common stock (cost $76,702,123, $59,099,459 and
          $52,695,040, respectively)                                        100,797,004      86,569,214      66,560,950
       Nonredeemable preferred stock (cost $5,929,487, $5,346,938
          and $5,006,206, respectively)                                       6,695,155       5,881,180       5,561,387
       Investment real estate, at cost, net of depreciation                   6,690,905       6,721,343       1,427,939
       Short-term investments, at cost which
          approximates fair value                                             1,963,171       3,063,384       2,406,332
              Total Investments                                             189,338,085     184,801,846     151,216,871

    Cash                                                                        989,618         364,994         142,741
    Accrued investment income                                                 1,604,340       1,684,940       1,707,822
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $395,000, $380,000 and $335,000, respectively  18,661,166      18,712,387      13,204,217
    Balances due from reinsurers                                                   0          1,033,058       1,381,201
    Funds held by ceding reinsurers                                                0             44,791          78,385
    Deferred insurance acquisition costs                                     12,802,028      12,978,314       9,618,675
    Prepaid reinsurance premiums                                                427,955         704,148         964,312
    Due from securities brokers                                                 768,750       6,347,754            -
    Other assets                                                              2,036,203       2,213,222       2,025,011
              Total Assets                                                 $226,628,145    $228,885,454    $180,339,235



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,       March 31,
                                                                                     1997          1996              1996
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 30,715,464    $ 29,811,723    $ 26,824,655
      Reserve for loss adjustment expenses                                        18,382,985      17,890,640      13,102,900
      Unearned premiums                                                           42,469,597      43,258,833      32,584,552
         Total Policy Liabilities and Accruals                                    91,568,046      90,961,196      72,512,107

    Accounts payable                                                               6,323,360       6,612,383       3,717,048
    Dividends payable                                                                 -                4,526           -
    Due to securities brokers                                                        147 398         474,281           -
    Balances due to reinsurers                                                     1,676,650       1,776,524       2,483,777
    Accrued premium taxes                                                            313,592         562,573         208,034
    Income taxes payable                                                           1,349,935       1,870,252         855,546
    Deferred income taxes                                                          8,632,826      10,041,836       5,751,339
         Total Other Liabilities                                                  18,443,761      21,342,375      13,015,744

         Total Liabilities                                                       110,011,807     112,303,571      85,527,851


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,466,107, 7,612,711 and 7,591,545, respectively                11,466,107       7,612,711       7,591,545
    Common stock distributable, 3,806,355 shares at $1.00 par value                     -          3,806,355            -
    Paid-in surplus                                                               21,483,784      21,114,644      20,987,134
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $9,873,393, $11,139,649
          and $6,611,821, respectively                                            19,165,996      21,624,025      12,834,716
    Retained earnings                                                             64,853,711      62,761,654      53,719,684

    Shareholders' investment before treasury stock                               116,969,598     116,919,389      95,133,079

    Treasury stock, 316,448, 315,769 and 209,831 shares,
          respectively, at cost                                                     (353,260)       (337,506)       (321,695)

          Total Shareholders' Investment                                         116,616,338     116,581,883      94,811,384

          Total Liabilities and Shareholders' Investment                        $226,628,145    $228,885,454    $180,339,235

    Book Value Per Share                                                        $      10.46    $      10.50    $       8.56

    Shares Outstanding                                                            11,149,659      11,103,297      11,072,571

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    For The Three Months Ended March 31, 1997 and 1996


                                                                                       1997            1996
    REVENUES
       Premiums earned                                                          $  20,360,470   $  17,163,574
       Net investment income                                                        2,147,302       1,709,655
       Realized investment gains                                                      345,694         116,259
       Other revenues                                                                   9,727          31,749
        Total Revenues                                                             22,860,193      19,021,237

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                              7,745,811       6,929,081
       Loss adjustment expenses incurred                                            2,142,597       1,646,560
       Underwriting, acquisition and
          insurance expenses                                                        7,047,412       6,036,403
       Decrease (Increase) in deferred insurance
          acquisition costs                                                           176,286        (389,807)
       Other expenses                                                                 323,745         312,921
         Total Losses and Expenses Incurred                                        17,435,851      14,535,158

    Income from operations before
       income taxes                                                                 5,424,342       4,486,079

    Income tax expense (benefit)
       Current                                                                      1,579,669       1,169,568
       Deferred                                                                      (142,664)         36,549
                                                                                    1,437,005       1,206,117

    Net Income                                                                  $   3,987,337   $   3,279,962


    INCOME PER SHARE                                                            $        0.36   $        0.30


    Weighted Average Number of Shares Outstanding                                  11,092,524      11,058,254

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1995                         $ 6,877,596   $    -        $ 7,931,671   $  (656,743)   $54,157,275  $  (330,625)
    Net income                                        -             -              -             -         13,930,406        -
    Unrealized appreication on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Cash dividend                                     -           689,545     12,928,969         -       (13,618,514)        -
    Cash dividends declared                           -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060      689,545     20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -        18,349,158         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -         8,364,037         -             -
    Stock options exercised                           21,106        -            165,544         -             -          (15,799)
    Stock dividends                                  689,545     3,116,810         -             -        (3,806,355)        -
    Cash dividend declared                            -             -              -             -        (2,959,043)        -
Balance, December 31, 1996                         7,612,711     3,806,355    21,114,644    21,624,025    62,761,654     (337,506)
    Net income                                        -             -              -             -         3,987,337         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        (2,458,029)        -             -
    Stock options exercised                           47,041        -            369,140         -             -          (15,754)
    Stock dividend                                 3,806,355    (3,806,355)        -             -             -             -
    Cash dividend declared                            -             -              -             -        (1,895,280)        -
Balance, March 31, 1997                           11,466,107        -         21,483,784    19,165,996    64,853,711     (353,260)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           March 31,      December 31,     March 31,
                                                                             1997             1996            1996
    Cash flows provided by operating activities:
     Net Income                                                         $ 3,987,337      $ 18,349,158    $  3,279,962
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  218,992           805,784         130,582
              Realized investment gains                                    (345,694)       (8,468,911)       (116,259)
              Change in:
                  Deferred insurance acquisition costs                      176,286        (3,749,446)       (389,807)
                  Unearned premiums                                        (789,236)       11,703,105       1,028,824
                  Allowance for doubtful accounts receivable from agents     15,000            60,000          15,000
                  Accrued investment income                                  80,600            33,314          10,432
                  Receivables from agents, insureds and others               36,221        (6,898,262)     (1,345,092)
                  Balances due to/from reinsurers                            35,859          (136,449)        800,380
                  Reinsurance recoverable on paid and unpaid losses         897,325          (151,080)         19,945
                  Funds held by ceding reinsurers                            46,300            32,326          (1,268)
                  Income taxes payable                                     (520,317)        1,980,343         965,637
                  Deferred income taxes                                    (142,754)          (68,247)        169,082
                  Due to/from securities brokers                          5,252,121        (6,028,431)       (154,958)
                  Prepaid reinsurance premiums                              276,193           192,901         (67,263
                  Other assets                                               48,739          (123,731)       (722,684)
                  Reserve for losses and loss adjustment expenses         1,396,086         9,118,279       1,343,471
                  Accounts payable                                         (289,023)        2,250,075        (645,260)
                  Accrued premium taxes                                    (248,981)          180,029        (174,510)
                          Net cash provided by operating activities      10,131,054        19,080,757       4,146,214

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           10,173,366        27,579,131         577,705
         Purchases of available-for-sale investments                    (19,121,648)      (49,010,584)     (4,409,142)
         Maturities of available-for-sale investments                       994,563         6,917,920       1,294,239
         Purchase of depreciable assets                                     (53,331)       (1,279,331)       (626,856)
                          Net cash used for investing activities         (8,007,050)      (15,792,864)     (3,164,054)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,899,807)       (3,699,525)     (1,483,180)
         Stock options exercised                                            416,181           173,851          40,974
         Net proceeds from sale of treasury stock                           (15,754)                0              12
                          Net cash used for financing activities         (1,449,380)       (3,525,674)     (1,442,194)

         Net increase (decrease) in cash                                    624,624)         (237,781)       (460,034)
         Cash, beginning of period                                          364,994           602,775         602,775
         Cash, end of period                                            $   989,618      $    364,994    $    142,741

    Cash paid during the year for:
         Income taxes                                                   $ 2,100,000      $  5,292,665    $     61,911



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1997

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1996, and the Consolidated Statement of Cash Flows as of December 31, 1996, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 31,1996 three-for-two stock dividend and the December 28, 1995 ten percent stock dividend, and the June 15, 1992 three-for-two stock split effected as a stock dividend.


   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         Prior periods' information has been restated to reflect the applicable stock splits.

   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 47,041 options exercised during the three months ended March 31, 1997 and there were 2,940 options exercised during the three
         Months ended March 31, 1996. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1996 annual report.

   (5)   Dividends
         1997
         On January 20, 1997 a cash dividend of $.10 per share was declared to shareholders of record February 14 and paid February 28 in the amount of $1,114,823.

         On January 20, 1997 as cash dividend of $.07 per share was declared to shareholders of record March 14 and paid on March 28 in the amount of $780,458.

         1996
         On November 4, 1996 a cash dividend of $.10 was declared to share-holders of record December 6 and paid December 20 in the amount of $739,360.

         On November 4, 1996 a three-for-two stock split was declared to share-holders of record December 31 and paid January 15, 1997 in the amount of 3,806,355 shares.

         On September 9, 1996 a cash dividend of $.10 per share was declared to shareholders of record September 11, and paid September 26 in the amount of $738,574.

         On April 30, 1996 a cash dividend of $.10 per share was declared to share-holders of record June 12 and paid June 27 in the amount of $738,426.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $244,509, $203,830 and $137,486 as of March 31, 1997, December
         31, 1996 and March 31, 1996, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 36 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 75% of the business written while the fidelity-surety segment accounts for approximately 25% of the Company's business.

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

For the quarter ended March 31, 1997 gross premiums written increased 7.5% over the same period in 1996. The Company's goal for 1997 is a 15% to 18% increase in premiums written. Our plan to reach this goal includes geographic expansion and new product development. In late 1996, Capitol Indemnity Corporation, the Company's primary insurance subsidiary, became licensed in the state of Virginia and South Carolina. We are currently attempting to obtain licensing in the states of Tennessee and North Carolina. The Company is also plans to continue expansion of its workers compensation insurance writings. Equipment breakdown insurance, covering breakdowns of items such as telephone and computer systems, will also continue to be offered on all new and renewal business in 1997.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $20,360,470, $77,347,319 and $17,163,574 for the respective periods; and net unearned premiums were $42,469,597, $43,258,833 and $32,584,552 at each respective period.

                                  March 31,    December 31,   March 31,
                                    1997          1996          1996
     Gross Premiums Written       $20,286,944   $90,939,387   $18,876,847
     Reinsurance Ceded                439,517     1,696,062       751,712
     Net Premiums Written         $19,847,427   $89,243,325   $18,125,135
     Net Premiums Earned          $20,360,470   $77,347,319   $17,163,574
     Net Unearned Premium Reserve $42,469,597   $43,258,833   $32,584,552

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

                                                 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):      1997            1996             1996
          Loss and Loss Adjustment Expenses         48.8%           53.5%            49.9%
          Underwriting Expenses                     36.3%           33.5%            34.5%
          Combined Ratios                           85.1%           87.0%            84.4%

The Company's combined loss and expense ratios compare very favorably with the industry average of 105.5% for the full year of 1996.

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

                                        March 31,          December 31,          March 31,
Investments:                              1997                1996                 1996
     Invested Assets                    $ 189,338,085       $ 184,801,846       $ 151,216,871
     Net Investment Income                  2,147,302           7,155,382           1,709,655
     Percent of Return to
       Average Carrying Value                   5.5%                5.1%                5.3%
     Realized Gains                           345,694           8,468,911             116,259
     Change in Unrealized (Losses)Gains $  (3,724,285)      $  12,672,783       $    (644,354)

The $3,724,285 decrease in unrealized gains for the first quarter of 1997 was composed of a $3,143,448 decrease in market value over cost of the Company's equity securities and a $580,837 decrease in market value over cost of our fix-ed maturities. The decrease in the fixed maturities was caused by rising inter-est rates during the first quarter. The Company continued to move more of its investment portfolio into equity securities in the first quarter of 1997. Future investment decisions will be determined based on the economy and the stock and bond markets. Although net investment income for the first quarter of 1997 was up 26% over the first quarter of 1996, the overall rate of return on our invest-ment portfolio has increased slightly. Net unrealized gains were $29,039,389, $32,763,674 and $19,446,537 as of March 31, 1997, December 31, 1996 and March
31, 1996.

                                       11
INCOME TAXES

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $49,098,449 as of March 31, 1997 compared with $47,702,363 as of December 31, 1996 and $39,927,555 as of March 31, 1996. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.5%, 80.7% and 84.0% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     March 31, 1997, December 31, 1996 and March 31, 1996

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              1997                 1996            1996
    ASSETS
    Cash and Invested Assets                       $        174,881,222         $168,178,260    $133,840,683
    Other Receivables                                        20,309,941           26,667,268      14,582,237
    Total Assets                                   $        195,191,163         $194,845,528    $148,422,920
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         48,782,688         $ 47,458,573    $ 39,093,298
    Unearned Premiums                                        42,041,642           42,554,685      31,620,240
    Other Payables                                           19,929,281           17,951,399      14,467,259
    Total Liabilities                                       110,753,611          107,964,657      85,180,797
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     84,437,552           86,880,871      63,242,123
    Total Liabilities and Capital                  $        195,191,163         $194,845,528    $148,422,920

    Statements of Income
    Premiums Earned                                $         20,360,471         $ 77,347,214    $ 17,163,517
    Underwriting Deductions                                  17,263,872           71,777,074      14,914,429
    Net Underwriting Gain                                     3,096,599            5,570,140       2,249,088
    Investment Income Including Sales                         2,122,397           14,081,370       1,572,916
    Other Income                                                  5,366              376,876          30,123
    Income Tax Expense                                        1,407,479            6,462,350         919,826
    Net Income                                     $          3,816,883         $ 13,566,036    $  2,932,301


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          6,516,149         $  6,468,105    $  5,913,351
    Other Receivables                                            77,018              102,565          86,131
    Total Assets                                   $          6,593,167         $  6,570,670    $  5,999,482
    LIABILITIES
    Reserve for Losses and Loss Expenses           $             -              $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Payables                                              404,363                9,422         309,173
    Total Liabilities                                           404,363                9,422         309,173
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      6,188,804            6,561,248       5,690,309
    Total Liabilities and Capital                  $          6,593,167         $  6,570,670    $  5,999,482
    Statements of Income
    Premiums Earned                                $                  0         $        105    $         57
    Underwriting Deductions                                       5,669               18,857           6,811
    Net Underwriting (Loss)                                      (5,669)             (18,752)         (6,754)
    Investment Income Including Sales                            85,145              303,575          73,003
    Other Income                                                 -                    -               -
    Income Tax Benefit                                             (329)                (817)         (1,049)
    Net Income                                     $             79,805         $    285,640    $     67,298

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


     Item 2.   Changes in Securities
                         NONE

     Item 3.   Defaults Upon Senior Securities
                         NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

               Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 5, 1997, both of which are dated April 4, 1997 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

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




Date:     May 6, 1997


                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                          NEWS RELEASE
                     FIRST QUARTER EARNINGS

Madison, Wisconsin, April 24, 1997- George A. Fait, Chairman of Capitol Transamerica Corporation, announced that first quarter 1997 earnings were $4.0 million or $.36 per share compared with 1996's first quarter earnings of $3.3 million or $.30 per share, an 21.6% increase, adusted for the December 31, 1996 three-for-two stock split.

     Gross premiums written for the first quarter increased from $18.9 million in 1996 to $20.3 million for the like period in 1997, an increase of 7.50%.

     Net investment income was $2.2 million compared with $1.7 million for the first quarter of 1996, a 25.6% increase. Realized investment gains were $346,000 in 1997 and $116,000 in 1996. Total invested assets grew from $151.2 million at March 31, 1996 to $189.3 million at March 31, 1997, an increase of 25.2%.

     Shareholders' investment at March 31, 1997 was $116.6 million or $10.46 per share at compared with $94.8 million or $8.56 per share at March 31, 1996, an increase of 23.0% Cash dividends amounting to $1.9 million were paid in the first quarter, consisting of the quarterly dividend of $0.07 per share and an extra dividend of $0.10 per share.

     The Company's combined net loss, loss expense and general expense ratio for the first quarter of 1997 was 85.1% compared with 84.4% for the first quarter of 1996. The Company's combined ratio continues to be very favorable compared to the industry average of 105.5% for the year 1996.

    Applications for licensing are pending in two additional states. During the first quarter the company upgraded its data processing system to prepare for the turn of the century. Management is optimistic that this will enhance the value and service to it's shareholders, agents and policyholders.



     The Annual Shareholders' Meeting is scheduled for May 5 at the Holiday Inn West in Middleton, Wisconsin.

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

     The Capitol Transamerica Group operates in 36 states and is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.

     Capitol Transamerica Corporation, with 11.2 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.



                         FINANCIAL HIGHLIGHTS FOLLOW
        (Adjusted for the December 31, 1996 three-for-two stock split effected as a fifty percent stock dividend)


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three months ended March 31,
                                                1997                    1996
    REVENUES
       Gross premiums written                $ 20,287                $ 18,877
       Net premiums written                    19,847                  18,125
       Net premiums earned                   $ 20,360                $ 17,164

    EXPENSES
       Claims and claim expenses                9,888                   8,576
       Other underwriting expenses              7,548                   5,959
          Total Losses and Expenses Incurred   17,436                  14,535

       Underwriting income                      2,924                   2,629

       Investment income                        2,147                   1,710
       Realized investment gains                  346                     116
       Other income                                 7                      31
          Income Before Income Tax              5,424                   4,486
       Income tax expense                       1,437                   1,206

            NET INCOME                       $  3,987                $  3,280

    EARNINGS PER SHARE                       $   0.36                $   0.30

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                                   1997            1996            1995           1994            1993
Per Share Information
    Income per share           $       0.36    $       0.30    $       0.28   $       0.24    $       0.12
    Consolidated net income    $      3,987    $      3,280    $      3,033   $      2,629    $      1,339
    Weighted average number
      of shares outstanding          11,093          11,058          11,024         10,962          10,899
    Book value per share       $      10.46    $       8.56    $       6.65   $       5.83    $       5.12
    Shareholders' investment   $    116,616    $     94,811    $     73,434   $     64,135    $     55,972
    Dividends paid             $      1,911    $      1,476    $        535   $      1,335    $      1,655
    Shares outstanding               11,150          11,073          11,040         11,010          10,935
Company Statistics:
    Gross premiums written     $     20,287    $     18,877    $     14,903   $     13,665    $     10,927
    Net investment income      $      2,147    $      1,710    $      1,543   $      1,237    $      1,212
    Invested assets            $    189,338    $    151,217    $    114,977   $     93,760    $     82,495
    Total assets               $    226,628    $    180,339    $    137,306   $    116,230    $    102,002
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         48.8%           49.9%           50.4%           46.7%          60.0%
    Underwriting expenses             36.3%           34.5%           33.8%           33.5%          36.8%
    Combined ratios                   85.1%           84.4%           84.2%           80.2%          96.8%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     March 31,      March 31
                                                       1997           1996
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $577, and
      $590, respectively)                            $    581       $    596
     State and municipal bonds (cost $67,547,
      and $68,763, respectively)                       71,655         73,830
     Corporate bonds (cost $889, and $882,
      respectively)                                       956            835
     Common stock (cost $76,702, and $52,695,
      respectively)                                   100,797         66,561
     Preferred stock (cost $5,959, and $5,006,
      respectively)                                     6,695          5,561
      Investment real estate                            6,691          1,428
    Short-term investments                              1,963          2,406
     Total Investments                                189,338        151,217

   Cash                                                   990            143
   Receivables                                         21,034         16,372
   Other assets                                        15,266         12,607

     TOTAL ASSETS                                    $226,628        180,339


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 49,098       $ 39,928
   Unearned premiums                                   42,470         32,585
   Other liabilities                                   18,444         13,015

     TOTAL LIABILITIES                               $110,012       $ 85,528


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,466 and
      7,592 shares, respectively                     $ 11,466       $  7,592
   Paid-in surplus                                     21,484         20,987
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes of
      $9,874 and $6,612, respectively                  19,166         12,835
   Retained earnings                                   64,853         53,719
   Less treasury stock, 316, and 210 shares,
      respectively, at cost                              (353)          (322)

     TOTAL SHAREHOLDERS' EQUITY                       116,616         94,811

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $226,628       $180,339


SHAREHOLDERS' EQUITY PER SHARE                       $  10.46       $   8.56

SHARES OUTSTANDING                                 11,149,659     11,072,571



