Form 10-Q
period 1997-06-30
CAPITOL TRANSAMERICA CORP
filed 1997-08-08
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (27 1/2) and low price (26 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 1997 was approximately $301,195,854.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1997

                 Common Stock, $1.00 Par Value;


                       Issued:        11,471,850

                       Outstanding:   11,155,402


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,     June 30,
                                                                                 1997           1996            1996
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $573,240, $578,852
         and $587,678, respectively)                                       $    577,233    $    583,395    $    592,847
       State, municipal and political subdivision bonds (amortized
         cost $67,302,035, $75,906,193 and $67,992,044, respectively)        71,890,710      80,590,881      72,522,521
       Corporate bonds and notes (amortized cost $1,126,919,
         $1,321,999 and $883,890, respectively)                               1,213,451       1,392,449         776,189
       Equity securities:
       Common stock (cost $80,917,488, $59,099,459 and
          $55,868,965, respectively)                                        119,749,118      86,569,214      70,722,540
       Nonredeemable preferred stock (cost $5,866,216, $5,346,938
          and $5,442,776, respectively)                                       6,780,177       5,881,180       5,927,661
       Investment real estate, at cost, net of depreciation                   7,191,665       6,721,343       1,435,463
       Short-term investments, at cost which
          approximates fair value                                               999,745       3,063,384       5,971,861
              Total Investments                                             208,402,099     184,801,846     157,949,082

    Cash                                                                        545,506         364,994         358,854
    Accrued investment income                                                 1,668,678       1,684,940       1,652,373
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $410,000, $380,000 and $350,000, respectively  22,769,318      18,712,387      17,375,980
    Balances due from reinsurers                                                144,800       1,033,058         445,610
    Funds held by ceding reinsurers                                                -             44,791          78,385
    Deferred insurance acquisition costs                                     13,414,263      12,978,314      11,036,068
    Prepaid reinsurance premiums                                                619,301         704,148         565,540
    Due from securities brokers                                                    -          6,347,754            -
    Income taxes receivable                                                       9,011            -               -
    Other assets                                                              1,611,023       2,213,222       1,672,638
              Total Assets                                                 $249,183,999    $228,885,454    $191,134,530



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,    December 31,        June 30,
                                                                                     1997          1996              1996
                                                                                                                  (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 31,648,444    $ 29,811,723    $ 27,375,993
      Reserve for loss adjustment expenses                                        18,837,286      17,890,640      13,651,474
      Unearned premiums                                                           44,670,377      43,258,833      38,308,476
         Total Policy Liabilities and Accruals                                    95,156,107      90,961,196      79,335,943

    Accounts payable                                                               7,390,078       6,612,383       3,979,581
    Dividends payable                                                                 -                4,526           -
    Due to securities brokers                                                         -              474,281         910,282
    Balances due to reinsurers                                                     1,699,018       1,776,524       1,748,027
    Accrued premium taxes                                                            160,511         562,573         251,885
    Income taxes payable                                                              -            1,870,252         566,558
    Deferred income taxes                                                         14,195,451      10,041,836       5,885,598
         Total Other Liabilities                                                  23,445,058      21,342,375      13,341,931

         Total Liabilities                                                       118,601,165     112,303,571      92,677,874


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,471,850, 7,612,711 and 7,594,085, respectively                11,471,850       7,612,711       7,594,085
    Common stock distributable, 3,806,355 shares at $1.00 par value                     -          3,806,355            -
    Paid-in surplus                                                               21,503,620      21,114,644      21,004,764
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $15,104,429, $11,139,649
          and $6,720,579, respectively                                            29,320,362      21,624,025      13,045,826
    Retained earnings                                                             68,640,262      62,761,654      57,133,688

    Shareholders' investment before treasury stock                               130,936,094     116,919,389      98,778,363

    Treasury stock, 316,448, 315,769 and 209,831 shares,
          respectively, at cost                                                     (353,260)       (337,506)       (321,707)

          Total Shareholders' Investment                                         130,582,834     116,581,883      98,456,656

          Total Liabilities and Shareholders' Investment                        $249,183,999    $228,885,454    $191,134,530

    Book Value Per Share                                                        $      11.71    $      10.50    $       8.89

    Shares Outstanding                                                            11,155,402      11,103,297      11,076,381

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Six Months                For the Three Months
                                                                     Ended June 30,                     Ended June 30,
                                                                   1997            1996               1997           1996
                                                                                (Restated)                        (Restated)
    REVENUES
       Premiums earned                                      $  44,911,245   $  35,819,095       $  24,550,775   $  18,655,521
       Net investment income                                    4,119,867       3,496,671           1,972,565       1,787,016
       Realized investment gains                                  379,060       1,325,457              33,366       1,209,198
       Other revenues                                              36,352          50,453              29,625          18,704
        Total Revenues                                         44,446,524      40,691,676          26,586,331      21,670,439

    LOSSES INCURRED & EXPENSES
       Losses incurred                                         17,347,375      14,300,185           9,601,564       7,371,104
       Loss adjustment expenses incurred                        4,430,344       3,821,949           2,287,747       2,175,389
       Underwriting, acquisition and
          insurance expenses                                   15,465,869      13,509,160           8,418,457       7,472,757
       Increase in deferred insurance
          acquisition costs                                      (435,949)     (1,807,200)           (612,235)     (1,417,393)
       Other expenses                                             644,785         557,599             321,040         244,678
       Total Losses and Expenses Incurred                      37,452,424      30,381,693          20,016,573      15,846,535

    Income from operations before
       income taxes                                            11,994,100      10,309,983           6,569,758       5,823,904

    Income tax expense (benefit)
       Current                                                  3,250,723       3,297,468           1,671,054       2,127,900
       Deferred                                                   188,835        (419,864)            331,499        (456,413)
                                                                3,439,558       2,877,604           2,002,553       1,671,487

    Net Income                                              $   8,554,542   $   7,432,379       $   4,567,205   $   4,152,417


    INCOME PER SHARE                                        $        0.77   $        0.67       $        0.41   $        0.38


    Weighted Average Number of Shares Outstanding              11,110,549      11,065,944          11,110,549      11,065,944

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1995                         $ 6,877,596   $    -        $ 7,931,671   $  (656,743)   $54,157,275  $  (330,625)
    Net income                                        -             -              -             -         13,930,406        -
    Unrealized appreication on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Cash dividend                                     -           689,545     12,928,969         -       (13,618,514)        -
    Cash dividends declared                           -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060      689,545     20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -        18,349,158         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -         8,364,037         -             -
    Stock options exercised                           21,106        -            165,544         -             -          (15,799)
    Stock dividends                                  689,545     3,116,810         -             -        (3,806,355)        -
    Cash dividend declared                            -             -              -             -        (2,959,043)        -
Balance, December 31, 1996                         7,612,711     3,806,355    21,114,644    21,624,025    62,761,654     (337,506)
    Net income                                        -             -              -             -         8,554,542         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -         7,696,337         -             -
    Stock options exercised                           53,008        -            388,976         -             -          (15,754)
    Stock dividend                                 3,806,131    (3,806,355)        -             -             -             -
    Cash dividend declared                            -             -              -             -        (2,675,934)        -
Balance, June 30, 1997                            11,471,850        -         21,503,620    29,320,362    68,640,262     (353,260)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            June 30,      December 31,      June 30,
                                                                             1997             1996            1996
    Cash flows provided by operating activities:                                                           (Restated)
     Net Income                                                         $ 8,554,542      $ 18,349,158    $  7,432,379
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  456,530           805,784         268,743
              Realized investment gains                                    (379,060)       (8,468,911)     (1,325,457)
              Change in:
                  Deferred insurance acquisition costs                     (435,949)       (3,749,446)     (1,807,200)
                  Unearned premiums                                       1,411,544        11,703,105       6,752,748
                  Allowance for doubtful accounts receivable from agents     30,000            60,000          30,000
                  Accrued investment income                                  16,262            33,314          65,881
                  Receivables from agents, insureds and others           (4,086,931)       (6,898,262)     (5,531,855)
                  Balances due to/from reinsurers                            11,772          (136,449)        894,756
                  Reinsurance recoverable on paid and unpaid losses         797,471          (151,080)        476,244
                  Funds held by ceding reinsurers                            46,300            32,326          (1,268)
                  Income taxes payable                                   (1,879,263)        1,980,343         676,649
                  Deferred income taxes                                     188,835           (68,247)        194,585
                  Due to/from securities brokers                          5,873,473        (6,028,431)        755,324
                  Prepaid reinsurance premiums                               84,847           192,901         331,509
                  Other assets                                              379,385          (123,731)       (771,620)
                  Reserve for losses and loss adjustment expenses         2,783,367         9,118,279       2,443,383
                  Accounts payable                                          777,696         2,250,075        (382,728)
                  Accrued premium taxes                                    (402,062)          180,029        (130,659)
                          Net cash provided by operating activities      14,228,759        19,080,757      10,371,414

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           12,455,931        27,579,131       2,692,570
         Purchases of available-for-sale investments                    (26,273,105)      (49,010,584)    (14,411,841)
         Maturities of available-for-sale investments                     2,167,542         6,917,920       3,971,419
         Purchase of depreciable assets                                    (144,160)       (1,279,331)       (707,035)
                          Net cash used for investing activities        (11,793,792)      (15,792,864)     (8,454,887)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (2,680,685)       (3,699,525)     (2,221,592)
         Stock options exercised                                            441,984           173,851          61,144
         Net proceeds from sale of treasury stock                           (15,754)                0               0
                          Net cash used for financing activities         (2,254,455)       (3,525,674)     (2,160,448)

         Net increase (decrease) in cash                                    180,512          (237,781)       (243,921)
         Cash, beginning of period                                          364,994           602,775         602,775
         Cash, end of period                                            $   545,506      $    364,994    $    358,854

    Cash paid during the year for:
         Income taxes                                                   $ 5,130,000      $  5,292,665    $  1,775,000



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1997

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

         Losses and loss adjustment expenses incurred, as well as the related tax impact, have been restated for 1996 to reflect a more equitable distribution of the fourth quarter increase in reserves for incurred but not reported claims.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 31,1996 three-for-two stock dividend and the December 28, 1995 ten percent stock dividend.


   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         Prior periods' information has been restated to reflect the applicable stock splits.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adop-ted on December 31, 1997. At that time, the Company will be required to disclose fully diluted earnings per share, in addition to basic earnings per share, for all periods presented. The impact of State-ment No. 128 is not expected to be material.


   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 53,008 options exercised during the six months ended June 30, 1997 and there were 5,480 options exercised during the six
         Months ended June 30, 1996. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1996 annual report.

   (5)   Dividends
         1997
         On May 6, 1997 a cash dividend of $0.07 per share was declared to shareholders of record June 13 and paid June 27 in the amount of $780,878.

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

         On November 4, 1996 a three-for-two stock split was declared to share-holders of record December 31 and paid January 15, 1997 in the amount of 3,806,131 shares.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $296,589, $203,830 and $147,986 as of June 30, 1997, December
         31, 1996 and June 30, 1996, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 36 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 70% of the business written while the fidelity-surety segment accounts for approximately 30% of the Company's business.

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

For the six months ended June 30, 1997 gross premiums written increased 8.7% over the same period in 1996. The Company's goal for 1997 is a 15% to 18% in-crease in premiums written. Our plan to reach this goal includes geographic expansion and new product development. In late 1996, Capitol Indemnity Corp-oration, the Company's primary insurance subsidiary, became licensed in the state of Virginia and South Carolina, and in early 1997 the company became licensed in the state of Tennessee. The Company is also plans to continue expansion of its workers compensation insurance writings. Equipment breakdown insurance coverages.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $44,911,245, $77,347,319 and $35,819,095 for the respective periods; and net unearned premiums were $44,670,377, $43,258,833 and $38,308,476 at each respective period.

                                   June 30,    December 31,    June 30,
                                    1997          1996          1996
     Gross Premiums Written       $47,448,552   $90,939,387   $43,653,295
     Reinsurance Ceded              1,040,917     1,696,062       749,943
     Net Premiums Written         $46,407,635   $89,243,325   $42,903,352
     Net Premiums Earned          $44,911,245   $77,347,319   $35,819,095
     Net Unearned Premium Reserve $44,670,377   $43,258,833   $38,308,476

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

                                                  June 30,      December 31,       June 30,
Insurance Operating Ratios (Statutory Basis):       1997            1996             1996
          Loss and Loss Adjustment Expenses         48.7%           53.5%            50.8%
          Underwriting Expenses                     34.4%           33.5%            32.2%
          Combined Ratios                           83.1%           87.0%            83.0%

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

                                          June 30,          December 31,           June 30,
Investments:                                1997                1996                 1996
     Invested Assets                    $ 208,402,099       $ 184,801,846       $ 157,949,082
     Net Investment Income                  4,119,867           7,155,382           3,496,671
     Percent of Return to
       Average Carrying Value                   5.2%                5.1%                5.3%
     Realized Gains                           379,060           8,468,911           1,325,457
     Change in Unrealized Gains(Losses) $  11,661,117       $  12,672,783       $    (324,486)

The $11,661,117 increase in unrealized gains for the first half of 1997 was composed of a $11,741,595 increase in market value over cost of the Company's equity securities and a $80,478 decrease in market value over cost of our fix-ed maturities. The decrease in the fixed maturities was caused by rising inter-est rates during the first six months. The Company continued to move more of its investment portfolio into equity securities in the first half of 1997. Future investment decisions will be determined based on the economy and the stock and bond markets. Net investment income for the first half of 1997 was up 18% over the first half of 1996, although the overall rate of return on our investment portfolio has decreased slightly. Net unrealized gains were $44,424,791, $32,763,674 and $19,766,405 as of June 30, 1997, December 31,
1996 and June 30, 1996.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $50,485,730 as of June 30, 1997 compared with $47,702,363 as of December 31, 1996 and $41,027,467 as of June 30, 1996. This increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.6%, 80.7% and 82.6% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                      June 30, 1997, December 31, 1996 and June 30, 1996

    CAPITOL INDEMNITY CORPORATION                             June 30,           December 31,      June 30,
    Balance Sheets                                              1997                 1996            1996
    ASSETS                                                                                        (Restated)
    Cash and Invested Assets                       $        192,334,844         $168,178,260    $141,143,156
    Other Receivables                                        23,523,419           26,667,268      18,993,289
    Total Assets                                   $        215,858,263         $194,845,528    $159,780,478
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         50,097,813         $ 47,458,573    $ 40,477,786
    Unearned Premiums                                        44,051,076           42,554,685      37,742,936
    Other Payables                                           19,124,764           17,951,399      14,820,634
    Total Liabilities                                       113,273,653          107,964,657      93,041,356
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                    102,584,610           86,880,871      66,739,122
    Total Liabilities and Capital                  $        215,858,263         $194,845,528    $159,780,478

    Statements of Income
    Premiums Earned                                $         44,911,245         $ 77,347,214    $ 35,818,986
    Underwriting Deductions                                  38,096,585           71,777,074      32,290,324
    Net Underwriting Gain                                     6,814,660            5,570,140       3,528,662
    Investment Income Including Sales                         3,941,775           14,081,370       4,290,217
    Other Income                                                 34,222              376,876          47,787
    Income Tax Expense                                        2,877,222            6,462,350       2,364,848
    Net Income                                     $          7,913,435         $ 13,566,036    $  5,501,818


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          6,948,600         $  6,468,105    $  5,883,091
    Other Receivables                                           201,555              102,565         109,416
    Total Assets                                   $          7,150,155         $  6,570,670    $  5,992,507
    LIABILITIES
    Reserve for Losses and Loss Expenses           $             -              $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Payables                                              297,392                9,422         309,443
    Total Liabilities                                           297,392                9,422         309,443
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      6,852,763            6,561,248       5,683,064
    Total Liabilities and Capital                  $          7,150,155         $  6,570,670    $  5,992,507
    Statements of Income
    Premiums Earned                                $                  0         $        105    $        109
    Underwriting Deductions                                      10,329               18,857          11,043
    Net Underwriting Loss                                       (10,329)             (18,752)        (10,934)
    Investment Income Including Sales                           159,268              303,575         149,523
    Other Income                                                 -                    -               -
    Income Tax Expense(Benefit)                                   2,062                 (817)         (1,049)
    Net Income                                     $            146,877         $    285,640    $    139,638

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

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE




                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Retired, formerly with
      Capitol Transamerica Corporation        Bank One Madison
      Sun Prairie,  Wisconsin                 Madison,  Wisconsin

    Larry Burcalow                           Reinhart H. Postweiler
     Owner and President                      Retired-formerly with
     Yahara Materials, Inc.                   Flad Affiliated Corp.
     Middleton, Wisconsin                     Madison, Wisconsin

    George A. Fait                           Kenneth P. Urso
     Chairman of the Board                    Owner and Operator
     and President                            Urso and Associates, LLC
     Capitol Transamerica Corporation         Middleton, Wisconsin
     Madison,  Wisconsin




                            Officers

     George A. Fait                          Virgiline M. Schulte
      Chairman of the Board and President     Vice President

     Paul J. Breitnauer                      Jane F. Endres
      Vice President and Treasurer            Secretary





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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     August 6, 1997


                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                          NEWS RELEASE
                   ANNOUNCES SIX MONTH EARNINGS

    Madison, Wisconsin, July 22, 1997- George A. Fait, Chairman of Capitol Transamerica Corporation, announced that six months earnings were $8.6 million or $.77 per share compared with $7.4 million or $.67 per share in 1996, a 15.1% increase. Six months income in 1997 included $250,000 or $0.02 per share of after-tax realized gains while the six months income in 1996 included $875,000 or $0.08 per share of after-tax realized gains. Excluding realized gains, net income for the six months of 1997 was $0.75 per share compared with $0.59 per share for the same period last year, an increase of 26.6%.

    Second quarter 1997 earnings were $4.6 million of $0.41 per share compared with 1996 second quarter earnings of $4.2 million or $0.38 per share, a 10.0% increase. Second quarter 1997 earnings included less than $0.01 per share of after-tax realized gains, whereas the second quareter 1996 included $0.07 per share. Excluding realized gains, second quarter 1997 and 1996 net income was $0.41 and $0.30 per share, respectively, an increase of 35.5%. Second quarter earnings have been restated for 1996 to reflect a more equitable distribution of the fourth quarter increase in reserves for incurred but not reported claims.

    Six months gross premiums written for 1997 were $47.5 million compared with $43.7 million for the first six months of 1996, an increase of 8.7%. Gross premiums written for the second quarter increased from $24.8 million in 1996 to $27.2 million for the like period in 1997, an increase of 9.6%.

     Net investment income for the first six months of 1997 was $4.1 million compared to $3.5 million for the same period of 1996, an increase of 17.8%. Net investment income for the second quarter was $2.0 million compared with $1.8 million for 1996, a 10.4% increase.

     Shareholders' investment increased significantly, rising from $98.5 million at June 30, 1996 to $130.6 million at June 30, 1997, a 32.6% increase. Unrealized appreciation on investments was $44.4 million at June 30, 1997 up from $19.8 million a year ago, representing a $24.6 million increase. Un-realized appreciation after tax was $29.3 million and $13.1 million at each re-spective period. Total invested assets grew from $158.0 million at June 30, 1996 to $208.4 million at June 30, 1997, an increase of 32.0%. Cash dividends paid in the first six months of 1997 totaled $2.7 million or $0.24 per share.



     The Company's combined net loss, loss expense and general expense ratio for the first six months of 1997 was 83.1% compared with 83.0% for the like period in 1996. The Company's experience continues to be very favorable compared to the industry average of 105.5% for the year of 1996.

     Fait stated that "The Company turned in a solid six month performance and the outlook for the remainder of the year is positive and on track with growth and financial goals. We are looking forward to another year of in-creasing economic value to our shareholders."

     Capitol Transamerica Corporation is an insurance holding company operating a national insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-vides premium financing for the insurance companies.

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



                         FINANCIAL HIGHLIGHTS FOLLOW
   (Adjusted for the December 31, 1996 three-for-two stock split effected as a fifty percent stock dividend)


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)

                                               Six months ended         Three months ended
                                                    June 30,                 June 30,
                                                1997         1996        1997         1996
                                                          (Restated)               (Restated)
    REVENUES
       Gross premiums written                $ 47,449     $ 43,653     $ 27,162     $ 24,776
       Net premiums written                    46,408       42,903       26,561       24,778
       Net premiums earned                   $ 44,911     $ 35,819     $ 24,551     $ 18,655
       EXPENSES
       Claims and claim expenses               21,778       18,122       11,890        9,547
       Other underwriting expenses             15,674       12,260        8,127        6,300
          Total Losses and Expenses Incurred   37,452       30,382       20,017       15,847

       Underwriting income                      7,459        5,437        4,534        2,808

       Investment income                        4,120        3,497        1,973        1,787
       Realized investment gains                  379        1,325           33        1,209
       Other income                                36           51           30           19
          Income Before Income Tax             11,994       10,310        6,570        5,823
       Income tax expense                       3,439        2,878        2,003        1,671

            NET INCOME                       $  8,555     $  7,432     $  4,567     $  4,152

    EARNINGS PER SHARE                       $   0.77     $   0.67     $   0.41     $   0.38

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                   1997            1996            1995           1994            1993
Per Share Information
    Income per share           $       0.77    $       0.67    $       0.63   $       0.47    $       0.42
    Consolidated net income    $      8,555    $      7,432    $      6,906   $      5,192    $      4,559
    Weighted average number
      of shares outstanding          11,111          11,066          11,034         10,980          10,914
    Book value per share       $      11.71    $       8.89    $       7.38   $       6.01    $       5.33
    Shareholders' investment   $    130,583    $     98,457    $     81,595   $     66,250    $     58,250
    Dividends paid             $      2,699    $      2,222    $      1,205   $      1,869    $      1,655
    Shares outstanding               11,155          11,076          11,055         11,015          10,935
Company Statistics:
    Gross premiums written     $     47,449    $     43,653    $     33,930   $     29,446    $     23,148
    Net investment income      $      4,120    $      3,497    $      3,112   $      2,536    $      2,439
    Invested assets            $    208,402    $    157,949    $    123,889   $     94,417    $     83,422
    Total assets               $    249,184    $    191,135    $    151,564   $    118,197    $    103,595
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         48.7%           50.8%           51.1%           47.7%          46.3%
    Underwriting expenses             34.4%           32.2%           32.5%           32.3%          32.6%
    Combined ratios                   83.1%           83.0%           83.6%           80.0%          78.9%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     June 30,     December 31       June 30,
                                                       1997           1996            1996
ASSETS                                                                             (Restated)
   Cash and investments                              $ 208,948      $ 185,167       $ 158,308
   Receivables                                          24,592         27,823          19,553
   Other assets                                         15,644         15,895          13,274

     TOTAL ASSETS                                    $ 249,184        228,885       $ 191,135


LIABILITIES
   Claims and claim expenses                         $  50,486      $  47,702       $  41,027
   Unearned premiums                                    44,670         43,259          38,309
   Other liabilities                                    23,445         21,342          13,342

     TOTAL LIABILITIES                               $ 118,601      $ 112,303       $  92,678


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000,000 shares, issued 11,471 850,
      11,419,066 and 7,594,085, respectively         $  11,472      $  11,419       $   7,594
   Paid-in surplus                                      21,504         21,115          21,005
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes              29,320         21,624          13,046
   Retained earnings                                    68,640         62,762          57,134
   Less treasury stock, 316,448, 315,769, and
      209,831 shares, respectively, at cost               (353)          (338)           (322)

     TOTAL SHAREHOLDERS' EQUITY                      $ 130,583      $ 116,582       $  98,457

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $ 249,184      $ 228,885       $ 191,135


SHAREHOLDERS' EQUITY PER SHARE                       $   11.71       $  10.50       $    8.89


Increase in Shareholder's Equity -
     June 30, 1996 to June 30, 1997                      32.6%
     June 30, 1995 to June 30, 1996                                                     20.7%


