Form 10-Q
period 1997-09-30
CAPITOL TRANSAMERICA CORP
filed 1997-11-17
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (27 1/4) and low price (27), the aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1997 was approximately $302,913,094.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                     At September 30, 1997

                 Common Stock, $1.00 Par Value;


                    Issued:        11,484,503

                    Outstanding:   11,167,303


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                             September 30,   December 31,   September 30,
                                                                                 1997           1996            1996
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $68,734, $578,852
         and $583,001, respectively)                                       $     72,917    $    583,395    $    585,840
       State, municipal and political subdivision bonds (amortized
         cost $66,496,343, $75,906,193 and $69,090,451, respectively)        71,176,467      80,590,881      73,968,241
       Corporate bonds and notes (amortized cost $716,015,
         $1,321,999 and $885,435, respectively)                                 769,966       1,392,449         950,889
       Equity securities:
       Common stock (cost $85,111,557, $59,099,459 and
          $59,712,327, respectively)                                        134,527,313      86,569,214      81,044,096
       Nonredeemable preferred stock (cost $5,116,216, $5,346,938
          and $5,575,266, respectively)                                       6,403,480       5,881,180       5,934,273
       Investment real estate, at cost, net of depreciation                   7,868,693       6,721,343       3,415,803
       Short-term investments, at cost which
          approximates fair value                                             5,522,365       3,063,384       5,014,824
              Total Investments                                             226,341,201     184,801,846     170,913,966

    Cash                                                                        475,062         364,994         197,119
    Accrued investment income                                                 1,671,665       1,684,940       1,633,703
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $425,000, $380,000 and $365,000, respectively  22,547,993      18,712,387      18,534,193
    Balances due from reinsurers                                                193,452       1,033,058         385,595
    Funds held by ceding reinsurers                                                -             44,791          78,385
    Deferred insurance acquisition costs                                     14,118,308      12,978,314      12,141,461
    Prepaid reinsurance premiums                                                696,926         704,148         624,813
    Due from securities brokers                                               3,761,914       6,347,754       1,117,147
    Income taxes receivable                                                        -               -            425,786
    Other assets                                                              1,374,816       2,213,222       1,803,862
              Total Assets                                                 $271,181,337    $228,885,454    $207,856,030



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,  December 31,     September 30,
                                                                                     1997          1996              1996
                                                                                                                  (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 34,401,938    $ 29,811,723    $ 27,990,979
      Reserve for loss adjustment expenses                                        19,944,276      17,890,640      15,818,749
      Unearned premiums                                                           47,059,499      43,258,833      41,328,110
         Total Policy Liabilities and Accruals                                   101,405,713      90,961,196      85,137,838

    Accounts payable                                                               7,430,460       6,612,383       4,925,124
    Dividends payable                                                                 -                4,526           -
    Due to securities brokers                                                         -              474,281         561,922
    Balances due to reinsurers                                                     1,922,623       1,776,524       2,033,123
    Accrued premium taxes                                                            222,580         562,573         407,440
    Income taxes payable                                                             277,354       1,870,252            -
    Deferred income taxes                                                         17,841,772      10,041,836       8,215,514
         Total Other Liabilities                                                  27,694,789      21,342,375      16,143,123

         Total Liabilities                                                       129,100,502     112,303,571     101,280,961


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,484,503, 7,612,711 and 7,595,739, respectively                11,484,503       7,612,711       7,595,739
    Common stock distributable, 3,806,355 shares at $1.00 par value                     -          3,806,355            -
    Paid-in surplus                                                               21,582,389      21,114,644      21,017,462
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $18,850,035, $11,139,649
          and $9,056,532, respectively                                            36,591,241      21,624,025      17,580,326
    Retained earnings                                                             72,796,128      62,761,654      60,703,249

    Shareholders' investment before treasury stock                               142,454,261     116,919,389     106,896,776

    Treasury stock, 317,200, 315,769 and 209,831 shares,
          respectively, at cost                                                     (373,426)       (337,506)       (321,707)

          Total Shareholders' Investment                                         142,080,835     116,581,883     106,575,069

          Total Liabilities and Shareholders' Investment                        $271,181,337    $228,885,454    $207,856,030

    Book Value Per Share                                                        $      12.72    $      10.50    $       9.62

    Shares Outstanding                                                            11,167,303      11,103,297      11,078,862

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Six Months                For the Three Months
                                                                  Ended September 30,                Ended September 30,
                                                                   1997            1996               1997           1996
                                                                                (Restated)                        (Restated)
    REVENUES
       Premiums earned                                      $  66,059,628   $  56,098,839       $  21,148,383   $  20,279,744
       Net investment income                                    6,240,578       5,260,747           2,120,711       1,764,076
       Realized investment gains                                4,030,552       2,590,704           3,651,492       1,265,247
       Other revenues                                              20,746          81,992             (15,606)         31,539
        Total Revenues                                         76,351,504      64,032,282          26,904,980      23,340,606

    LOSSES INCURRED & EXPENSES
       Losses incurred                                         27,747,434      21,043,154          10,400,059       6,742,969
       Loss adjustment expenses incurred                        7,256,117       7,708,037           2,825,773       3,886,088
       Underwriting, acquisition and
          insurance expenses                                   22,381,220      21,372,398           6,915,351       7,863,238
       Increase in deferred insurance
          acquisition costs                                    (1,139,994)     (2,912,593)           (704,045)     (1,105,393)
       Other expenses                                             973,017         674,438             328,232         116,839
       Total Losses and Expenses Incurred                      57,217,794      47,885,434          19,765,370      17,503,741

    Income from operations before
       income taxes                                            19,133,710      16,146,848           7,139,610       5,836,865

    Income tax expense (benefit)
       Current                                                  5,552,040       5,208,072           2,301,317       1,910,604
       Deferred                                                    89,550        (801,736)            (99,285)       (381,872)
                                                                5,641,590       4,406,336           2,202,032       1,528,732

    Net Income                                              $  13,492,120   $  11,740,512       $   4,937,578   $   4,308,133


    INCOME PER SHARE                                        $        1.21   $        1.06       $        0.44   $        0.39


    Weighted Average Number of Shares Outstanding              11,130,388      11,070,855          11,130,388      11,070,855

                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1995                         $ 6,877,596   $    -        $ 7,931,671   $  (656,743)   $54,157,275  $  (330,625)
    Net income                                        -             -              -             -         13,930,406        -
    Unrealized appreication on available-for
      sale securities, net of deferred taxes          -             -              -        13,916,731         -             -
    Stock options exercised                           21,464        -             88,460         -             -            8,918
    Cash dividend                                     -           689,545     12,928,969         -       (13,618,514)        -
    Cash dividends declared                           -             -              -             -        (3,291,273)        -
Balance, December 31, 1995                         6,899,060      689,545     20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -             -              -             -        18,349,158         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -         8,364,037         -             -
    Stock options exercised                           24,106        -            165,544         -             -          (15,799)
    Stock dividends                                  689,545     3,116,810         -             -        (3,806,355)        -
    Cash dividend declared                            -             -              -             -        (2,959,043)        -
Balance, December 31, 1996                         7,612,711     3,806,355    21,114,644    21,624,025    62,761,654     (337,506)
    Net income                                        -             -              -             -        13,492,120         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        14,967,216         -             -
    Stock options exercised                           65,661        -            467,745         -             -          (35,920)
    Stock dividend                                 3,806,131    (3,806,355)        -             -             -             -
    Cash dividend declared                            -             -              -             -        (2,675,934)        -
Balance, September 30, 1997                       11,484,503        -         21,582,389    36,591,241    72,796,128     (373,426)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         September 30,    December 31,    September 30,
                                                                             1997             1996            1996
    Cash flows provided by operating activities:                                                           (Restated)
     Net Income                                                         $ 13,492,120     $ 18,349,158    $ 11,740,512
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  727,618           805,784         567,894
              Realized investment gains                                  (4,030,552)       (8,468,911)     (2,590,704)
              Change in:
                  Deferred insurance acquisition costs                   (1,139,994)       (3,749,446)     (2,912,593)
                  Unearned premiums                                       3,800,666        11,703,105       9,772,382
                  Allowance for doubtful accounts receivable from agents     45,000            60,000          45,000
                  Accrued investment income                                  13,275            33,314          84,551
                  Receivables from agents, insureds and others           (3,880,606)       (6,898,262)     (6,705,068)
                  Balances due to/from reinsurers                           150,595          (136,449)      1,212,331
                  Reinsurance recoverable on paid and unpaid losses         835,110          (151,080)        503,780
                  Funds held by ceding reinsurers                            44,791            32,326          (1,268)
                  Income taxes payable                                   (1,592,898)        1,980,343        (315,695)
                  Deferred income taxes                                      89,550           (68,247)        188,548
                  Due to/from securities brokers                          2,111,559        (6,028,431)       (710,183)
                  Prepaid reinsurance premiums                                7,222           192,901         272,236
                  Other assets                                              498,812          (123,731)       (826,310)
                  Reserve for losses and loss adjustment expenses         6,643,851         9,118,279       5,225,644
                  Accounts payable                                          818,077         2,250,075         562,815
                  Accrued premium taxes                                    (339,993)          180,029          24,896
                          Net cash provided by operating activities      18,294,203        19,080,757      16,138,768

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           19,402,712        27,579,131      11,046,337
         Purchases of available-for-sale investments                    (38,392,532)      (49,010,584)    (29,103,232)
         Maturities of available-for-sale investments                     3,990,509         6,917,920       5,469,710
         Purchase of depreciable assets                                    (219,914)       (1,279,331)     (1,072,571)
                          Net cash used for investing activities        (15,219,225)      (15,792,864)    (13,659,756)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (3,462,172)       (3,699,525)     (2,960,166)
         Stock options exercised                                            533,182           173,851          75,496
         Net proceeds from stock swaps                                      (35,920)                0               0
                          Net cash used for financing activities         (2,964,910)       (3,525,674)     (2,884,670)

         Net increase (decrease) in cash                                    110,068          (237,781)       (405,658)
         Cash, beginning of period                                          364,994           602,775         602,775
         Cash, end of period                                            $   475,062      $    364,994    $    197,117

    Cash paid during the year for:
         Income taxes                                                   $ 7,099,520      $  5,292,665    $  4,175,000



                           CAPITOL TRANSAMERICA CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997

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

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 31, 1996 three-for-two stock split effected as a stock dividend and the December 28, 1995 ten per-cent stock dividend.


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

   (4)   Common Stock Options
         There were 65,661 options exercised during the nine months ended Sep-tember 30, 1997 and there were 17,134 options exercised during the nine months ended September 30, 1996. For further information regard-ing stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1996 annual report.

   (5)   Dividends
         1997
         On July 25, 1997 a cash dividend of $.07 per share was declared to shareholders of record September 12 and paid September 26 in the a-mount of $788,396.

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

         On November 4, 1996 a three-for-two stock split was declared to share-holders of record December 31 and distributed January 15, 1997 in the amount of 3,806,131 shares.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $375,370, $203,830 and $158,486 as of September 30, 1997, De-
         cember 31, 1996 and September 30, 1996, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 36 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 70% of the business written while the fidelity-surety segment accounts for approximately 30% of the Company's business. Capitol Facilities Corporation, a third subsidiary, provides premium financing for the insurance companies.

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

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. However, based on its operating results the Company continues to generate considerable underwriting profits. The Company's increase in premiums earned has been strictly due to volume increases resulting from new product lines, expansion of coverages and entry into new geographic territories. The ability to maintain a steady combined ratio, typically 15 to 20 points be-low the industry average, is due to its basic philosophy of generating under-writing profits. When the industry's cycle reverses, the Company will be in an excellent position to take advantage of premium rate increases which will bene-fit the Company's overall profitability.

For the nine months ended September 30, 1997 gross premiums written increased 11.2% over the same period in 1996. The Company's goal for 1997 is a 15% to 18% increase in premiums written. Our plan to reach this goal includes geographic expansion and new product development. In late 1996, Capitol Indemnity Corp-oration, the Company's primary insurance subsidiary, became licensed in the states of Virginia and South Carolina, and in early 1997 the company became licensed in the state of Tennessee. The Company plans to continue expansion into new states as well as expansion of its workers compensation and equip-ment breakdown insurance coverages.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $66,059,628, $77,347,319 and $56,098,839 for the respective periods; and net unearned premiums were $47,059,499, $43,258,833 and $41,328,110 at each respective period.

                                  September 30,  December 31, September 30,
                                      1997          1996          1996
     Gross Premiums Written       $75,017,251   $90,939,387   $67,444,696
     Reinsurance Ceded              5,149,735     1,696,062     1,301,239
     Net Premiums Written         $69,867,516   $89,243,325   $66,143,457
     Net Premiums Earned          $66,059,628   $77,347,319   $56,098,839
     Net Unearned Premium Reserve $47,059,499   $43,258,833   $41,328,110

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

                                                                                 September 30,
                                                September 30,   December 31,         1996
Insurance Operating Ratios (Statutory Basis):       1997            1996           (Restated)
          Loss and Loss Adjustment Expenses         53.3%           53.5%            51.5%
          Underwriting Expenses                     33.0%           33.5%            31.8%
          Combined Ratios                           86.3%           87.0%            83.3%

The Company's combined loss and expense ratios compare very favorably with the industry average of 105.5% for the year of 1996.

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

                                         September 30,       December 31,        September 30,
Investments:                                1997                1996                 1996
     Invested Assets                    $ 226,341,201       $ 184,801,846       $ 170,913,966
     Net Investment Income                  6,240,578           7,155,382           5,260,747
     Percent of Return to
       Average Carrying Value                   5.2%                5.1%                5.1%
     Realized Gains                         4,030,552           8,468,911           2,590,704
     Change in Unrealized Gains(Losses) $  14,967,215       $  12,672,783       $   6,545,967

The $14,967,215 increase in unrealized gains for the nine months of 1997 was composed of a $14,981,355 increase in market value over cost of the Company's equity securities and a $14,140 decrease in market value over cost of our fix-ed maturities. The decrease in the fixed maturities was caused by rising inter-est rates during the first nine months. The Company has continued to move more of its investment portfolio into equity securities in 1997. Future investment decisions will be determined based on the economy and the stock and bond mar-kets. Net investment income for the nine months of 1997 was up 18.6% over the like period of 1996, and the overall rate of return on our investment portfolio increased slightly. Before tax unrealized gains were $55,441,276, $32,763,674 and $26,636,858 as of September 30, 1997, December 31, 1996 and September 30, 1996.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for loss and loss adjustment ex-penses were $54,346,214 as of September 30, 1997 compared with $47,702,363 as of December 31, 1996 and $43,809,728 as of September 30, 1996. This increase is a combination of giving consideration for the increase in premium volume, in-creased retention on all lines of coverages written, and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.5%, 80.7% and 82.2% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                  September 30, 1997, December 31, 1996 and September 30, 1996

    CAPITOL INDEMNITY CORPORATION                           September 30,        December 31,    September 30,
    Balance Sheets                                              1997                 1996            1996
    ASSETS                                                                                        (Restated)
    Cash and Invested Assets                       $        208,982,133         $168,178,260    $153,725,448
    Other Assets                                             26,690,914           26,667,268      21,197,038
    Total Assets                                   $        235,673,047         $194,845,528    $174,922,486
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         54,035,917         $ 47,458,573    $ 43,289,874
    Unearned Premiums                                        46,362,573           42,554,685      40,703,297
    Other Liabilities                                        17,876,059           17,951,399      14,858,845
    Total Liabilities                                       118,274,549          107,964,657      98,852,016
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                    117,398,498           86,880,871      76,070,470
    Total Liabilities and Capital                  $        235,673,047         $194,845,528    $174,922,486

    Statements of Income
    Premiums Earned                                $         66,059,628         $ 77,347,214    $ 56,098,730
    Underwriting Deductions                                  58,694,656           71,777,074      50,935,782
    Net Underwriting Gain                                     7,364,972            5,570,140       5,162,948
    Investment Income Including Sales                         9,438,887           14,081,370       7,065,139
    Other Income                                                 12,386              376,876          77,940
    Income Tax Expense                                        4,964,690            6,462,350       3,728,085
    Net Income                                     $         11,851,555         $ 13,566,036    $  8,577,942


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          7,115,334         $  6,468,105    $  6,209,169
    Other Assets                                                660,615              102,565          90,116
    Total Assets                                   $          7,775,949         $  6,570,670    $  6,299,285
    LIABILITIES
    Payable to Parent                              $            290,000         $      -        $    300,000
    Other Liabilities                                           587,157                9,422          20,049
    Total Liabilities                                           877,157                9,422         320,049
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      6,898,792            6,561,248       5,979,236
    Total Liabilities and Capital                  $          7,775,949         $  6,570,670    $  6,299,285
    Statements of Income
    Premiums Earned                                $                  0         $        105    $        109
    Underwriting Deductions                                      11,412               18,857          15,397
    Net Underwriting Loss                                       (11,412)             (18,752)        (15,288)
    Investment Income Including Sales                           230,232              303,575         227,503
    Income Tax Expense(Benefit)                                   2,039                 (817)           (757)
    Net Income                                     $            216,781         $    285,640    $    212,972

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

    Larry Burcalow                           Reinhart H. Postweiler
     Owner and President                      Retired, formerly with
     Yahara Materials, Inc.                   Flad Affiliated Corp.
     Middleton, Wisconsin                     Madison, Wisconsin

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     November 6, 1997


                CAPITOL TRANSAMERICA CORPORATION
                 ANNOUNCES NINE MONTHS EARNINGS

FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450

    Madison, Wisconsin, October 23, 1997 - George A. Fait, Chairman of Capitol Transamerica Corporation, announced that nine months earnings were $13.5 million or $1.21 per share compared with $11.7 million or $1.06 per share in 1996, an increase of 14.9%. Nine months income in 1997 included $2.7 million or $0.24 per share of after-tax realized gains while the nine months income of 1996 in-cluded $1.7 million or $0.15 per share of after-tax realized gains. Excluding realized gains, net income for the nine months of 1997 was $0.97 per share com-pared with $0.91 per share for the same period last year, an 8.0% increase.

    Third quarter 1997 earnings were $4.9 million of $0.44 per share compared with 1996 third quarter earnings of $4.3 million or $0.39 per share, an in-crease of 14.6%. Third quarter 1997 earnings included $0.22 per share of after-tax realized gains, whereas the third quareter 1996 included $0.08 per share. Excluding net realized gains, third quarter 1997 and 1996 net income was $0.23 and $0.31 per share, respectively. Third quarter earnings have been restated for 1996 to reflect a more equitable distribution of the increase in reserves for incurred but not reported claims booked in December of 1996.

    Nine months gross premiums written for 1997 were $75.0 million compared with $67.4 million for the first nine months of 1996, an increase of 11.2%. Gross premiums written for the third quarter increased from $23.8 million in 1996 to $27.6 million for the like period in 1997, an increase of 15.9%.

     Net investment income for the first nine months of 1997 was $6.2 million compared to $5.3 million for the same period of 1996, an increase of 18.6%. Net investment income for the third quarter was $2.1 million compared with $1.8 million for 1996, a 20.2% increase.

     Shareholders' investment increased significantly, rising from $106.6 million at September 30, 1996 to $142.1 million at September 30, 1997, a 33.3% increase. Unrealized appreciation on investments before tax was $55.4 million at September 30, 1997 up from $26.6 million a year ago, representing a $28.8 million increase. Unrealized appreciation after tax was $36.6 million and $17.6 million at each respective period. Total invested assets grew from $170.9 million at September 30, 1996 to $226.3 million at September 30, 1997, an increase of 32.4%. Cash dividends paid in the first nine months of 1997 to-taled $3.5 million or $0.31 per share.


     The Company's combined net loss, loss expense and general expense ratio for the first nine months of 1997 was 86.3% compared with 83.3% for the like period in 1996. The Company's experience continues to be favorable compared to the industry average of 105.5% for the year of 1996.

     Fait stated that "There was increased loss activity in the third quarter for both the property and casualty lines as well as the contract surety lines. Further, there has been increased competition in rates and underwriting for the better classes of property and casualty and fidelity and surety accounts. This type of competition could eventually lead to increased loss ratios for the Company."

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



                         FINANCIAL HIGHLIGHTS FOLLOW
   (Adjusted for the December 31, 1996 three-for-two stock split effected as a fifty percent stock dividend)


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)

                                               Nine months ended         Three months ended
                                                 September 30,             September 30,
                                                1997         1996        1997         1996
                                                          (Restated)               (Restated)
    REVENUES
       Gross premiums written                $ 75,017     $ 67,444     $ 27,569     $ 23,791
       Net premiums written                    69,868       66,143       23,460       23,240
       Net premiums earned                   $ 66,060     $ 56,099     $ 21,148     $ 20,280
       EXPENSES
       Claims and claim expenses               35,004       28,751       13,226       10,629
       Other underwriting expenses             22,214       19,134        6,539        6,875
          Total Losses and Expenses Incurred   57,218       47,885       19,765       17,504

       Underwriting income                      8,842        8,214        1,383        2,776

       Investment income                        6,241        5,261        2,121        1,764
       Realized investment gains                4,030        2,590        3,652        1,265
       Other income                                21           82          (16)          32
          Income Before Income Tax             19,134       16,147        7,140        5,837
       Income tax expense                       5,642        4,406        2,202        1,529

            NET INCOME                       $ 13,492     $ 11,741     $  4,938     $  4,308

    EARNINGS PER SHARE                       $   1.21     $   1.06     $   0.44     $   0.39

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Nine Months Ended September 30,

                                   1997            1996            1995           1994            1993
Per Share Information
    Income per share           $       1.21    $       1.06    $       0.89   $       0.71    $       0.61
    Consolidated net income    $     13,492    $     11,741    $      9,763   $      7,794    $      6,655
    Weighted average number
      of shares outstanding          11,130          11,071          11,041         11,000          10,925
    Book value per share       $      12.72    $       9.62    $       7.87   $       6.18    $       5.50
    Shareholders' investment   $    142,081    $    106,575    $     87,043   $     68,148    $     60,293
    Dividends paid             $      3,487    $      2,979    $      1,871   $      2,404    $      2,487
    Shares outstanding               11,167          11,079          11,061         11,026          10,970
Company Statistics:
    Gross premiums written     $     75,017    $     67,444    $     52,173   $     44,913    $     36,935
    Net investment income      $      6,241    $      5,261    $      4,781   $      3,889    $      3,673
    Invested assets            $    226,341    $    170,914    $    137,768   $    101,051    $     86,915
    Total assets               $    271,181    $    207,856    $    163,903   $    124,806    $    109,512
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         53.3%           51.5%           50.5%           47.9%          49.6%
    Underwriting expenses             33.0%           31.8%           32.9%           31.9%          32.6%
    Combined ratios                   86.3%           83.3%           83.4%           79.8%          82.2%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                   September 30,  December 31,    September 30,
                                                       1997           1996            1996
ASSETS                                                                             (Restated)
   Cash and investments                              $ 226,816      $ 185,167       $ 171,111
   Receivables                                          28,175         27,823          22,175
   Other assets                                         16,190         15,895          14,570

     TOTAL ASSETS                                    $ 271,181        228,885       $ 207,856


LIABILITIES
   Claims and claim expenses                         $  54,346      $  47,702       $  43,810
   Unearned premiums                                    47,059         43,259          41,328
   Other liabilities                                    27,695         21,342          16,143

     TOTAL LIABILITIES                               $ 129,100      $ 112,303       $ 101,281


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000,000 shares, issued 11,484,503,
      11,419,066 and 7,595,739, respectively         $  11,485      $  11,419       $   7,596
   Paid-in surplus                                      21,582         21,115          21,018
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes              36,591         21,624          17,580
   Retained earnings                                    72,796         62,762          60,703
   Less treasury stock, 317,200, 315,769, and
      209,831 shares, respectively, at cost               (373)          (338)           (322)

     TOTAL SHAREHOLDERS' EQUITY                      $ 142,081      $ 116,582       $ 106,575

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $ 271,181      $ 228,885       $ 207,856


SHAREHOLDERS' EQUITY PER SHARE                       $   12.72       $  10.50       $    9.62

SHARES OUTSTANDING (ADJUSTED)                           11,167         11,103          11,079

Increase in Shareholder's Equity -
     September 30, 1996 to September 30, 1997            33.3%
     December 31, 1995 to December 31,1996                              25.8%
     September 30, 1995 to September 30, 1996                                           22.4%

