Form 10-K
period 1997-12-31
CAPITOL TRANSAMERICA CORP
filed 1998-04-01
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1997   Commission file number: 0-2047

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

                               YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. { }

Based on the closing average of the bid (20 1/4) and asked price (20 3/4), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 6, 1998 was approximately $229,406,316.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                           At March 6, 1998

                     Common Stock, $1.00 Par Value

                         Issued:      11,511,630

                         Outstanding: 11,190,552

DOCUMENTS INCORPORATED BY REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Por-tions of the proxy statement for the annual shareholders meeting to be held
May 11, 1998 are incorporated by reference into Part III.


                             Total Pages:  37


                         Form 10-K (Annual Report)
                    Capitol  Transamerica Corporation
                                  Part I


Item 1. Business

(a)  General Development of Business
     Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $286 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC) and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. The companies write a complete port-folio of fidelity and surety bonds and specialty insurance coverages. CIC operates on an admitted basis in thirty-five states and on an excess/sur-plus lines basis in one state. CFC provides premium financing for the insurance companies.

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

(b)  Information about Industry Segments

     General:
     The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety in-surance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 1997 and 1996, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in ex-cess of 10% of the Company's gross premiums in 1997, 1996 or 1995. During 1997, 1996 and 1995, direct premiums written in Wisconsin accounted for approximately 17%, 18% and 21%, respectively, of the total direct premiums written by the Company.

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

     CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 1997, CIC reported $109.3 million surplus as regards policy-holders, approximately $86.5 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience the ratios are substantially less than the require-ment and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $119.6 million at December 31, 1997.

     Importance and Effect of Licenses:
     Generally speaking, insurance companies must be licensed in the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

     Number of Persons Employed:
     Capitol Transamerica Corporation and subsidiaries employ 176 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1997
                                 Gross          Ceded            Net
    Accident and Health      $ 5,090,314     $4,817,208     $   273,106
    Burglary and Glass             4,189              -           4,189
    Fidelity                   1,230,700         22,697       1,208,003
    Fire and Allied Lines        424,516          4,296         420,220
    Inland Marine              1,076,850        953,052         123,798
    Liability                 10,967,296        143,567      10,823,729
    Commercial Multiple Peril 52,132,045      1,599,619      50,532,426
    Workers' Compensation      3,381,685              0       3,381,685
    Surety                    25,200,251        402,612      24,797,639
                             $99,507,846     $7,943,051     $91,564,795

                                                 1996
                                 Gross          Ceded            Net
    Accident and Health      $   238,615     $        -     $   238,615
    Burglary and Glass            32,189              -          32,189
    Fidelity                   1,317,643         25,958       1,291,685
    Fire and Allied Lines        698,783           (271)        699,054
    Inland Marine                987,201          2,802         984,399
    Liability                 13,048,828        130,503      12,918,325
    Commercial Multiple Peril 48,790,958      1,027,117      47,763,841
    Workers' Compensation      2,470,176         17,104       2,453,072
    Surety                    23,354,994        492,849      22,862,145
                             $90,939,387     $1,696,062     $89,243,325

                                                 1995
                                 Gross          Ceded            Net
    Accident and Health      $   222,137     $        -     $   222,137
    Burglary and Glass            52,045              -          52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Lines        593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968

                                                 1994
                                 Gross          Ceded            Net
    Accident and Health      $   223,193     $        -     $   223,193
    Burglary and Glass            50,646              -          50,646
    Fidelity                   1,059,233         90,495         968,738
    Fire and Allied Lines        797,229         43,821         753,408
    Inland Marine                 98,927          3,524          95,403
    Liability                  9,309,300        307,242       9,002,058
    Reinsurance                   22,359              -          22,359
    Commercial Multiple Peril 37,639,679        994,496      36,645,183
    Workers' Compensation      1,623,361         57,099       1,566,262
    Surety                     7,740,415        415,724       7,324,691
                             $58,564,342     $1,912,401     $56,651,941


                                                 1993
                                 Gross          Ceded            Net
    Accident & Health        $   152,602     $        -     $   152,602
    Burglary and Glass           101,171          4,798          96,373
    Fidelity                     975,077         39,716         935,361
    Fire and Allied Line         745,596         52,386         693,210
    Inland Marine                132,492          5,481         127,011
    Liability                  7,429,388        279,170       7,150,218
    Reinsurance                    3,131              -           3,131
    Commercial Multiple Peril 30,932,976      1,710,817      29,222,159
    Workers' Compensation      2,381,194         29,596       2,351,598
    Surety                     7,492,901        318,500       7,174,401
                             $50,346,528     $2,440,464     $47,906,064


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

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                 1997          1996           1995
    Balances as of January 1,               $ 47,702,363   $ 38,584,084   $ 27,475,323
    Reinsurance balances                         225,367        (45,321)       (12,363)
    Net reserves                              47,927,730     38,538,763     27,462,960

    Incurred losses and loss adjustment expenses related to:
         Current year                         43,042,827     36,041,564     27,224,006
         Prior years:
            Direct losses (net of recoveries) 10,725,730      1,516,382      2,610,999
            Direct loss adjustment expenses
              (net of recoveries)              2,141,661      1,901,083      2,810,145
            Discontinued assumed reinsurance   5,218,184      1,706,747      1,454,313
                Total prior years             18,085,575      5,124,212      6,875,457

    Total incurred                            61,128,402     41,165,776     34,099,463

    Paid losses and loss adjustment expenses related to:
         Current year                         16,327,601     15,487,239     10,632,490
         Prior years                          21,160,666     16,245,614     12,285,492
    Total paid                                37,488,267     31,732,853     22,917,982

    Other adjustments, net                       (96,121)       (43,956)      (105,678)

    Net balance at December 31                71,471,744     47,927,730     38,538,763
    (Less) plus reinsurance balances                 594       (225,367)        45,321

    Balance at December 31,                 $ 71,472,338   $ 47,702,363   $ 38,584,084


(g) Loss Reserve Development            Consolidated (in millions of dollars)
    Year ended:                   1988   1989   1990   1991   1992   1993   1994   1995   1996   1997
    Reserves for losses and loss
      adjustment expense        $ 15.3 $ 14.2 $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5 $ 47.7 $ 71.5

    Re-estimated reserves:
      One year later              14.1   15.3   15.0   19.5   21.2   25.5   33.8   43.4   65.8
      Two years later             15.5   16.1   18.3   21.3   23.8   31.2   37.5   57.7    -
      Three years later           16.1   18.1   19.9   22.7   28.3   33.5   51.4    -      -
      Four years later            17.5   19.2   21.3   25.9   30.7   43.6    -      -      -
      Five years later            18.6   20.2   23.8   27.9   38.6    -      -      -      -
      Six years later             19.6   21.8   25.6   34.7    -      -      -      -      -
      Seven years later           21.1   23.6   31.6    -      -      -      -      -      -
      Eight years later           22.8   28.6    -      -      -      -      -      -      -
      Nine years later            27.9    -      -      -      -      -      -      -      -

    Cumulative deficiency        (12.6) (14.4) (17.5) (20.2) (20.5) (24.3) (23.9) (19.2) (18.1)

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations           (14.5) (14.0) (13.4) (12.6) (11.4) (10.4)  (9.3)  (8.4)  (6.9)

    Cumulative redundancy
    (deficiency) from
    continuing operations          1.9   (0.4)  (4.1)  (7.6)  (9.1) (13.9) (14.6) (10.8) (11.2)

    Cumulative amount of liability paid through:

      One year later               4.6    5.9    5.7    7.6    9.4    9.9   12.2   16.2   21.2
      Two years later              8.0    8.7   10.1   12.7   14.1   17.2   21.4   26.6     -
      Three years later            9.9   12.0   13.4   15.4   18.9   23.6   27.5     -      -
      Four years later            12.3   13.7   15.2   18.7   23.0   27.0     -      -      -
      Five years later            13.5   14.6   17.5   21.6   25.0     -      -      -      -
      Six years later             14.2   15.9   19.7   22.8     -      -      -      -      -
      Seven years later           15.3   17.9   20.6     -      -      -      -      -      -
      Eight years later           17.3   18.7     -      -      -      -      -      -      -
      Nine years later            18.0     -      -      -      -      -      -      -      -

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


(h) Reconciliation of Statutory to Generally Accepted Accounting Principles
    (GAAP) reserves:

      Balance, December 31, as reported to                For the Year Ended December 31,
      Insurance Commissioner of the                       1997           1996           1995
      State of Wisconsin:
                  - CIC                              $ 71,117,787   $ 47,458,573   $ 37,996,923

                  - CSIC                                   -              -               -

      Funds withheld from reinsurers, reclassified
        to loss reserves on a GAAP basis                  447,658        489,808        514,583

      Reserve for return of disability premiums,
        reclassified to loss reserves on a GAAP basis      18,686         14,820         26,625

      GAAP adjustment to gross up reserves
           for the effect of reinsurance                      594       (225,367)        52,653

      Other, net                                         (112,387)       (35,471)        (6,700)

      Balance, December 31, on a GAAP basis          $ 71,472,338   $ 47,702,363   $ 38,584,084

Item 2. Properties

      Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin, 53705, as follows:

          Approximately 35,518 square feet occupying a portion of the 1st, 2nd, 9th and 10th floors and all of the 11th, 12th, 13th and 14th floors. The term of the lease is from June 1, 1996 through May 31, 1999.

      The Company also leases approximately 2,000 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

      The Company also leases 200 square feet of office space in Las Vegas, Nevada. the term of the lease is from November 1, 1996 to October 31, 1999.

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1997, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 1997.

Item 5. Market Information, Dividends and Other Information

On March 6, 1998, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock during 1997 was a low of 19 1/4 and a high of 28 1/8 with the equivalent of 1,768,556 shares traded.

Quarterly high and low quoted prices are obtained from the National Association of Securities Dealers are illustrated below. The 1996 quotations are adjusted for the December 31, 1996 3 for 2 stock split effected as a 50% dividend.

                           1997                             1996
Quarter           High      Low    Dividends       High      Low    Dividends
  First         27 3/8    20 1/8    $.17         14        13        $.12
  Second        27 1/2    19 1/4     .07         13 11/16  12         .07
  Third         27 1/2    25 1/2     .07         15 1/2    12 5/16    .07
  Fourth        28 1/8    21         .07         20 15/16  15 1/16    .07
  Year          28 1/8    19 1/4    $.38         20 15/16  12        $.33

For the period January 1 through March 6, 1998, the high ask price was 22 1/4 and the low bid price was 20.  A regular cash dividend of $.07 per share was paid on March 27, 1998, to shareholders of record on March 13, 1998.

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

   Transfer Agent and Registrar                Annual Meeting

   Firstar Trust Co.                           The Company's Annual Meeting
   Corporate Trust Services                    will be held Monday, May 11,
   615 East Michigan Street                    1998, 4:00 PM at the
   P.O. Box 2077                               Marriot Inn - Madison West
   Milwaukee, Wisconsin 53201                  1313 John Q. Hammond Drive
                                               Middleton, Wisconsin 53562
   Common Stock

   Listed:  OTC
   Quoted:  NASD (CATA)


Item 6.  FIVE YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA:

                                                       1997          1996          1995          1994          1993
 Gross Premiums Written                           $ 99,507,846  $ 90,939,387  $ 70,878,492  $ 58,564,342  $ 50,346,528
 Net Premiums Written                             $ 91,564,795  $ 89,243,325  $ 68,356,968  $ 56,651,941  $ 47,906,064
 Premiums Earned                                  $ 87,451,620  $ 77,347,319  $ 63,865,500  $ 52,461,456  $ 43,456,430
 Net Investment Income                               8,580,713     7,155,382     6,635,123     5,359,606     5,001,715
 Realized Investment Gains (Losses)                 15,370,384     8,468,911     3,587,323      (106,188)    4,145,701
 Other Revenues                                         36,801       382,130       144,866       118,353        38,609
 Total Revenues                                    111,439,518    93,353,742    74,232,812    57,833,227    52,642,455
 Losses and Loss Adjustment Expenses Incurred       61,128,402    41,165,776    34,099,463    27,536,054    20,649,739
 Underwriting and Other Expenses                    28,587,186    26,680,657    21,497,664    17,883,570    15,963,957
 Total Losses Incurred and Expenses                 89,715,588    67,846,433    55,597,127    45,419,624    36,613,696
 Income from Operations Before Income Taxes         21,723,930    25,507,309    18,635,685    12,413,603    16,028,759
 Income Tax Expense                                  6,532,051     7,158,151     4,705,279     3,166,363     4,344,504
 Consolidated Net Income                          $ 15,191,879  $ 18,349,158  $ 13,930,406  $  9,247,240  $ 11,684,255
 Weighted Average Number of Shares Outstanding
      - Basic                                       11,151,428    11,077,501    11,049,660    11,012,621    10,937,043
 Weighted Average Number of Shares Outstanding
      - Diluted                                     11,285,751    11,315,758    11,190,198    11,184,566    11,086,117
 Income Per Share - Basic                         $       1.36  $       1.66  $       1.26  $       0.84  $       1.07
 Income Per Share - Diluted                       $       1.35  $       1.62  $       1.24  $       0.83  $       1.05
 Total Cash Dividends Per Share                   $       0.38  $       0.33  $       0.24  $       0.27  $       0.23
 Consolidated Net Income and Cash Dividends Stated
    as a Ratio to Beginning Shareholders' Equity         16.7%         23.8%          25.3%         18.6%         25.9%
 Year End Financial Position:
    Assets                                        $286,682,275  $228,885,454   $176,730,156  $127,633,195  $117,346,301
    Shareholders' Investment                       139,342,141   116,581,883     92,653,880    67,979,174    65,648,667
    Book Value Per Share                          $      12.46  $      10.50   $       8.37  $       6.15  $       5.97
 Shares Outstanding                                 11,178,882    11,103,297     11,068,161    11,032,433    10,978,988
 Insurance Operating Ratios (Statutory Basis):
    Losses and Loss Adjustment Expenses to
      Net Premiums Earned                                70.1%         53.5%          53.2%         52.3%         47.5%
    Underwriting Expenses to Net Premiums Written        32.1%         33.5%          32.8%         32.4%         32.2%
    Combined Ratio                                      102.2%         87.0%          86.0%         84.7%         79.7%
 A. M. BEST Rating                                        A+            A+             A+            A+            A+
                                                      Superior      Superior       Superior       Superior      Superior

 Prior years' information has been restated to reflect the December 31, 1996 three-for-two stock split effected as a 50%
 stock dividend, and the December 28, 1995 ten percent stock dividend.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 36 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 70% of the business written while the fidelity-surety segement accounts for approximately 30% of the Company's business.

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

OPERATING RESULTS

As mentioned in the Overview, the property-casualty insurance industry is in a downward cycle. However, despite a difficult year in which the Company aggessively strengthened its reserves, mangement expects that trend of in-creasing revenues and significant underwriting gains will continue in the future. The expansion of coverages and entry into new geographic regions has contributed to increased revenues, which when combined with prudent under-writing standards should enable the Company to resume its upward trend in profitability for our shareholders. Indeed, when the industry's cycle re-verses, the Company will be in an excellent position to take advantage of premium rate increases.

Gross premiums written during 1997 were $99,507,846, compared with $90,939,387 in 1996 and $70,878,492 in 1995.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 1997 totaled $87,451,620, compared with $77,347,319 and $63,865,500 in 1996 and 1995, respectively. The net unearn-ed premium reserve was $47,411,849, $43,258,833 and $31,555,728 at each year-
end.

                                       1997          1996          1995
      Gross Premiums Written       $99,507,846   $90,939,387   $70,878,492
      Reinsurance Ceded              7,943,050     1,696,062     2,521,524
      Net Premiums Written         $91,564,796   $89,243,325   $68,356,968
      Net Premiums Earned          $87,451,620   $77,347,319   $63,865,500
      Net Unearned Premium Reserve $47,411,849   $43,258,833   $31,555,728

The large increase in ceded premiums in 1997 is due to a new reinsurance agreement entered into during the year.
CIC assumes and fully cedes dental capitation premiums while retaining a brokerage fee.  The Company should not incur any net losses from this business.

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

Insurance Operating Ratios (Statutory Basis):          1997        1996        1995
      Losses and Loss Adjustment Expenses             70.1%       53.5%       53.2%
      Underwriting Expenses                           32.1%       33.5%       32.8%
      Combined Ratios                                102.2%       87.0%       86.0%

In 1997 the Company strengthened IBNR reserves by $14.5 million, which increased the loss ratio by 16.6%.  Despite this large adjustment, the Company's combined loss and expense ratio was still slightly below the projected industry average for 1997 of 102.3%, and well below the industry average of 105.5% for the year 1996.


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

Investments:                                  1997          1996          1995
       Invested Assets                    $245,644,042  $184,801,846  $149,216,723
       Net Investment Income                 8,580,713     7,155,382     6,635,123
       Percent of Return to
        Average Carrying Value                    4.9%          5.1%          5.7%
       Realized Gains                       15,370,384     8,468,911     3,587,323
       Change in Unrealized Gains         $ 16,746,287  $ 12,672,783  $ 21,085,956

The net increase in unrealized gains of $16,746,287 for 1997 was comprised of a $123,135 decrease in fixed maturities and an increase of $16,869,422 in equity securities.

Net investment income in 1997 amounted to $8,580,713, compared with $7,155,382 and $6,635,123 in 1996 and 1995, respectively.
Unrealized gains were $49,509,958, $32,763,674 and $20,090,891 at each respective year end.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss ad-justment expenses were $71,472,338 at December 31, 1997 compared with $47,702,363 at December 31, 1996. This increase is a combination of giving con-sideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (85.7% in 1997, 80.7% in 1996 and 84.4% in 1995) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Com-pany maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the course of ordinary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential problems related to the approaching year 2000. Older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may misinterpret a date, using "00" as the year 1900 rather than year 2000.

During 1996 and 1997 the Company incurred approximately $1.8 million of ex-penses in updating its mangement information system to alleviate potential year 2000 problems. This process is substantially completed, with only testing and peripheral adjustments remaining. The additional expense for the testing and adjustments is expected to be approximately $600,000. As a re-sult of these efforts, the Company is confident that the year 2000 will not cause a significant disruption to its business.

The Company has also assessed the potential impact of year 200 related problems that may be encountered by our agents and third parties, and determined that any impact would not be material relative to the operations of the Company. However, there can be no guarantee that actual results would not differ materially from those anticipated.


Item 8. Financial Statements and Supplementary Data

      Financial Statements

      The financial statements filed by CTC in connection with this Annual Report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

         (1) Capitol Transamerica Corporation Consolidated Financial Statements:

         (2) Report of independent auditors.

         (3) Consolidated balance sheets - December 31, 1997 and 1996.

         (4) Consolidated statements of income - for each of the three years in the period ended December 31, 1997.

         (5) Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1997.

         (6) Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1997.

         (7) Notes to consolidated financial statements.

Item 9. Disagreements of Accounting and Financial Disclosures

      None.

Item 10. Directors and Executive Officers of CTC

(a) Directors

      Name (Age)                                                 Other Directorships, Business           Expire at
Date of Original Election       Principal Occupation       Experience and Miscellaneous Information   Annual Mtg. in:

Paul J. Breitnauer (58)   Vice President and Treasurer of    Mr. Breitnauer has been associated with        1999
        1986              the Company; Senior Vice Presi-    the insurance industry in various
                          dent & Treasurer of CIC, CSIC      capacities since 1963.
                          and CFC, wholly-owned subsidi-
                          aries of the Company.
                          Sun Prairie, Wisconsin

George A. Fait (71)       Chairman of the Board and          Mr. Fait is a director of Bank One and         1997
        1960              President of the Company and its   has been associated with the insur-
                          wholly-owned subsidiaries;  Di-    ance industry in various capacities
                          rector of Bank One.                since 1950.
                          Madison, Wisconsin

Larry Burcalow (56)       Owner & President                  Mr. Burcalow has been Owner and President      1999
        1997              Yahara Materials, Inc.             of Yahara Materials, Inc. for over 30
                          Waunakee, Wisconsin                years.

Michael J. Larson (56)    Vice President                     Mr. Larson has been associated with the        1998
        1991              American National Bank             banking industry in various capacities
                          Madison, Wisconsin                 since 1965.

Reinhart H. Postweiler(68)Retired, formerly with Flad        Mr. Postweiler is a Director of Bank One.      1999
        1977              Affiliated Corporation; Director   He is a member of the Wisconsin Society of
                          of Bank One, Madison, Wisconsin.   Professional Engineers and the National
                                                             Society of Professional Engineers.

Kenneth P. Urso (63)      Owner & Operator                   Mr. Urso has been in the insurance             1999
        1997              Urso & Associates, LLC             business for over 30 years.
                          Madison, Wisconsin


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

Item 10. (continued)
      (b) Executive Officers:

          Chairman of the Board and President- George A. Fait (71 years of age) Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer (58 years of age) Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary - Virgiline M. Schulte   (69 years of age)
          Elected in 1988.  Secretary - CIC, CSIC and CFC.

      (c) Additional Executive Officers -
          CIC & CSIC - Wholly-Owned Subsidiary Insurance Companies:

          Vice President - P & C Claims          Vice President - Personnel
          Robert F. Miller (59 years of age)     Virgiline M. Schulte (69 years
          Elected in 1986.                       old) Elected in 1993.

          Vice President - Agency                Vice President- Data Processing
          Joel G. Fait (39 years of age)         Frank S. Zillner (36 years old)
          Elected in 1993.                       Elected in 1993.

          Vice President - Rating                Corporate Counsel
          Gerald A. Olson (53 years of age)      Vacant
          Elected in 1993.

          Vice President - P & C Underwriting
          William B. Hutchison (43 years of age)
          Elected in 1993.

      (d) Disclosure of Delinquent Filers

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated April 3, 1998 is incorporated herein by reference.

Item 11. Executive Compensation and Transactions

       The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated April 3, 1998 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections captioned "Principal Shareholders", "Option/SAR Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated April 3, 1998 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated April 3, 1998, are in-corporated herein by reference.

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

               Consolidated balance sheets - December 31, 1997 and 1996.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1997.

               Consolidated statements of shareholders' investment - for each of the three years in the period ended December 31, 1997.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1997.

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

      (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997.

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

                   CAPITOL TRANSAMERICA CORPORATION


By                                       By
   George A. Fait                           Paul J. Breitnauer
   Chairmant of the Board,                  Vice President,
   President and Director                   Treasurer and Director


By                                       By
   Virgiline M. Schulte                     Larry Burcalow
   Secretary                                Director


By                                       By
   Michael J. Larson                        Reinhart H. Postweiler
   Director                                 Director


By
   Kenneth P. Urso
   Director


March 25, 1998


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

                                                   Paul J. Breitnauer
                                                   Vice President and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Trans-america Corporation (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders equity, and cash flows for the three years in the period ended December 31, 1997. Our audits also in-cluded the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 1997 and 1996, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin                                         Ernst & Young LLP
February 27, 1998

                           CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                              December 31, 1997 and 1996

                                                                                       1997            1996
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $69,434,974 and $77,807,048 respectively)  $ 74,071,516     $ 82,566,725
        Equity securities:
          Common stock, (cost $101,409,300 and $59,099,459, respectively)            145,208,469       86,569,214
          Nonredeemable preferred stock, (cost $5,854,291 and
               $5,346,938, respectively)                                               6,928,541        5,881,180
 Investment real estate, at cost, net of depreciation                                  8,122,638        6,721,343
     Short-term investments, at cost which approximate fair value (Note(2)(d)         11,312,878        3,063,384
Total Investments                                                                    245,644,042      184,801,846

  Cash                                                                                 1,202,548          364,994
  Accrued investment income                                                            1,707,692        1,684,940
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $440,000 and $380,000, respectively                     20,820,481       18,712,387
  Balances due from reinsurers                                                           122,916        1,033,058
  Funds held by ceding reinsurers                                                           -              44,791
  Deferred insurance acquisition costs (Note (1)(e))                                  14,186,941       12,978,314
  Prepaid reinsurance premiums                                                           743,988          704,148
  Due from securities brokers                                                               -           6,347,754
  Income taxes recoverable                                                               684,342             -
  Other assets                                                                         1,569,325        2,213,222
Total Assets                                                                        $286,682,275     $228,885,454

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1997 and 1996

                                                                                      1997            1996
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
     Reserve for losses                                                             $ 48,570,173     $ 29,811,723
    Reserve for loss adjustment expenses                                              22,902,165       17,890,640
     Unearned premiums                                                                47,411,849       43,258,833
  Total Policy Liabilities and Accruals                                              118,884,187       90,961,196

  Accounts payable                                                                     5,805,568        6,612,383
  Dividends payable                                                                         -               4,526
  Due to securities brokers                                                            5,318,372          474,281
  Balances due to reinsurers                                                           1,337,564        1,776,524
  Accrued premium taxes                                                                  337,163          562,573
  Income taxes payable                                                                      -           1,870,252
  Deferred income taxes                                                               15,657,280       10,041,836
  Total Other Liabilities                                                             28,455,947       21,342,375
Total Liabilities                                                                    147,340,134      112,303,571
  Commitments and contingent liabilities (Notes (4) and (8))                               -                -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 11,502,520 and 7,612,711, respectively                                 11,502,520        7,612,711
     Common stock distributable, $1.00 par value, 3,806,355 shares                          -           3,806,355
     Paid-in surplus                                                                  21,832,206       21,114,644
     Net unrealized appreciation (depreciation) on securities carried at fair value
     net of deferred taxes of $16,833,386 & $11,139,649, respectively(Notes(1)(b)&(2) 32,676,572       21,624,025
     Retained earnings                                                                73,732,118       62,761,654
Shareholders' investment before treasury stock                                       139,743,416      116,919,389
     Treasury stock, 323,638 and 315,769 shares, respectively, at cost                  (401,275)        (337,506)
Total Shareholders' Investment                                                       139,342,141      116,581,883
Total Liabilities and Shareholders' Investment                                      $286,682,275     $228,885,454

  The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     For The Years Ended December 31, 1997, 1996 and 1995



                                                                  1997           1996           1995
Revenues:
   Premiums earned (Note (1)(c))                               $ 87,451,620   $ 77,347,319   $ 63,865,500
   Net investment income (Note (2)(e))                            8,580,713      7,155,382      6,635,123
   Realized investment gains (Notes (1)(b) and (2))              15,370,384      8,468,911      3,587,323
   Other revenues                                                    36,801        382,130        144,866
Total Revenues                                                  111,439,518     93,353,742     74,232,812

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               49,055,296     29,694,168     24,620,433
   Loss adjustment expenses incurred                             12,073,106     11,471,608      9,479,030
   Underwriting, acquisition and insurance expenses (Note(10))   28,458,021     29,136,689     22,218,510
   Increase in deferred insurance acquisition costs              (1,208,627)    (3,749,446)    (1,513,479)
   Other expenses                                                 1,337,792      1,293,414        792,633
Total Losses and Expenses Incurred                               89,715,588     67,846,433     55,597,127

Income from operations before income taxes                       21,723,930     25,507,309     18,635,685
Income tax expense (Note (5))                                     6,532,051      7,158,151      4,705,279

Net Income                                                     $ 15,191,879   $ 18,349,158   $ 13,930,406


Income Per Share- basic (Note (1)(g))                          $       1.36   $       1.66   $       1.26

Weighted avg. number of shares outstanding-basic (Note (1)(g))   11,151,428     11,077,501     11,049,660

Income Per Share- diluted (Note (1)(g))                        $       1.35   $       1.62   $       1.24

Weighted avg. number of shares outstanding-diluted (Note (1)(g)) 11,285,751     11,315,758     11,190,198

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                                      CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                            For the Years Ended December 31, 1995, 1996 and 1997
                                                                                          Unrealized
                                                                Common                   Appreciation
                                                  Common         Stock                   (Depreciation)
                                                   Stock     Distributable               on Securities
                                                (Par Value)   (Par Value    Paid-In      Carried at      Retained    Treasury
                                                   $1.00)        $1.00)     Surplus       Fair Value     Earnings      Stock
Balance, January 1, 1995                         $ 6,877,596   $     -       $ 7,931,671   $  (656,743)  $54,157,275   $ (330,625)
    Net income                                        -              -            -             -         13,930,406       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -              -            -         13,916,731        -            -
    Stock options exercised                           21,464         -            88,460        -             -             8,918
    Stock dividend                                    -            689,545    12,928,969        -        (13,618,514)      -
    Cash dividends declared                           -              -            -             -         (3,291,273)      -
Balance, December 31, 1995                         6,899,060       689,545    20,949,100    13,259,988    51,177,894     (321,707)
    Net income                                        -              -            -             -         18,349,158       -
    Unrealized depreciation on available-for-sale
       securities, net of deferred taxes              -              -            -          8,364,037         -           -
    Stock options exercised                           24,106        -           165,544         -              -          (15,799)
    Stock dividends                                  689,545     3,116,810        -             -         (3,806,355)      -
    Cash dividends declared                           -              -            -             -         (2,959,043)      -
Balance, December 31, 1996                         7,612,711    3,806,355    21,114,644    21,624,025     62,761,654     (337,506)
    Net income                                        -              -            -             -         15,191,879       -
    Unrealized appreciation on available-for-sale
       securities, net of deferred taxes              -              -            -         11,052,547         -           -
    Stock options exercised                           83,678         -           542,344        -              -          (63,769)
    Proceeds from treasury share transactions         -              -           175,218        -              -           -
    Stock dividends                                3,806,131   (3,806,355)        -             -              -           -
    Cash dividends declared                           -              -            -             -         (4,221,415)      -
Balance, December 31, 1997                       $11,502,520  $      -       $21,832,206   $32,676,572   $73,732,118    $(401,275)

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the Years Ended December 31, 1996, 1995 and 1994


                                                                      1997          1996          1995
Cash flows provided by operating activities:
 Net Income                                                         $ 15,191,879  $ 18,349,158  $ 13,930,406
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                 1,018,894       805,784       423,119
          Realized investment (gains) losses                         (15,370,384)   (8,468,911)   (3,587,323)
          Change in:
              Deferred insurance acquisition costs                    (1,208,627)   (3,749,446)   (1,513,479)
              Unearned premiums                                        4,153,016    11,703,105     4,761,479
              Allowance for doubtful accounts receivable from agents      60,000        60,000        65,785
              Accrued investment income                                  (22,752)       33,314      (352,131)
              Receivables from agents, insureds and others            (2,168,094)   (6,898,262)   (2,595,686)
              Balances due to/from reinsurers                           (284,774)     (136,449)     (154,893)
              Reinsurance recoverable on paid and unpaid losses          755,956      (151,080)     (547,078)
              Funds held by ceding reinsurers                             44,791        32,326        60,305
              Income taxes payable/receivable                         (2,554,594)    1,980,343       371,620
              Deferred income taxes                                      (78,292)      (68,247)     (156,647)
              Due to/from securities brokers                          11,191,845    (6,028,431)     (145,042)
              Prepaid reinsurance premiums                               (39,840)      192,901      (270,011)
              Other assets                                               339,684      (123,731)      294,732
              Reserves for losses and loss adjustment expenses        23,769,975     9,118,279    11,108,761
              Accounts payable                                          (806,814)    2,250,075       448,636
              Accrued premium taxes                                     (225,410)      180,029       112,822
                      Net cash provided by operating activities       33,766,459    19,080,757    22,255,375

Cash flows provided by (used for) investing activities:
     Proceeds from sales of available-for-sale investments            44,747,214    27,579,131    21,046,919
     Purchases of available-for-sale investments                     (78,773,489)  (49,010,584)  (47,289,410)
     Maturities of available-for-sale investments                      5,064,056     6,917,920     6,447,108
     Purchases of depreciable assets                                    (477,992)   (1,279,331)     (683,115)
                      Net cash used for investing activities         (29,440,211)  (15,792,864)  (20,478,498)

Cash flows provided by (used for) financing activities:
     Cash dividends paid                                              (4,226,165)   (3,699,525)   (2,546,264)
     Stock options exercised                                             626,022       189,650       109,924
     Net proceeds from sale (purchase) of treasury stock                 111,449       (15,799)        8,918
                      Net cash used for financing activities          (3,488,694)   (3,525,674)   (2,427,422)

     Net (decrease) increase in cash                                     837,554      (237,781)     (650,545)
     Cash, beginning of year                                             364,994       602,775     1,253,320
     Cash, end of year                                               $ 1,202,548   $   364,994   $   602,775

Cash paid during the year for:
     Income taxes                                                    $ 9,164,506   $ 5,292,665   $ 4,497,508


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    Capitol Transamerica Corporation (the "Company") is an insurance holding company which writes, through its subsidiaries, commercial insurance coverages in 36 states. The property-casualty insurance coverages represent approximately 70% of the Company's premiums written while fidelity-surety coverages represent approximately 30% of the Company's premiums written. The Company's products are marketed through independent agents located through-out the United States.

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

          Investment real estate is carried at cost net of accumulated deprecia-tion of $240,551 and $203,830 as of December 31, 1997 and December
          31, 1996, respectively.

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

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. The follow-ing table sets forth the computation of basic and diluted EPS:

                                                                                December 31,
                                                                       1997         1996         1995
              Numerator:
               Consolidated net income                              $15,191,879  $18,349,158  $13,930,406

              Denominator:
              Denominator for basic EPS- weighted avg shares         11,151,428   11,077,501   11,049,660
               Effect of dilutive securities- employee stock options    134,323      238,257      140,538
              Denominator for diluted EPS                            11,285,751   11,315,758   11,190,198

              Basic EPS                                             $      1.36  $      1.66  $      1.26
              Diluted EPS                                           $      1.35  $      1.62  $      1.24

(2)Investments
   (a)  The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:
                                                             Gross          Gross
                                              Amortized    Unrealized    Unrealized      Fair
   Type of investment                           Cost         Gains          Losses       Value
   December 31, 1997
   Fixed maturities:
        U.S. Government bonds                $     67,192  $      4,883   $      -      $     72,075
        State, municipal and political
             subdivision bonds                 68,651,060     4,592,852         (4,408)   73,239,504
       Corporate bonds and notes                  716,722        47,106         (3,891)      759,937
      Total fixed maturities                 $ 69,434,974  $  4,644,841         (8,299) $ 74,071,516

   Equity securities:
        Common stock                         $101,409,300  $ 46,194,740   $ (2,395,571) $145,208,469
        Non-redeemable preferred stock          5,854,291     1,099,250        (25,000)    6,928,541
      Total equity securities                $107,263,591  $ 47,293,990   $ (2,420,571) $152,137,010


   December 31, 1996
   Fixed maturities:
        U.S. Government bonds                $    578,852  $      4,543   $       -     $    583,395
        State, municipal and political
             subdivision bonds                 75,906,193     4,709,412        (24,724)   80,590,881
        Corporate bonds and notes               1,322,003        71,962         (1,516)    1,392,449
      Total fixed maturities                 $ 77,807,048  $  4,785,917   $    (26,240) $ 82,566,725

   Equity securities:
        Common stock                         $ 59,099,459  $ 29,169,673   $ (1,699,918) $ 86,569,214
        Non-redeemable preferred stock          5,346,938       605,522        (71,280)    5,881,180
      Total equity securities                $ 64,446,397  $ 29,775,195   $ (1,771,198) $ 92,450,394

   (b)  The amortized cost and estimated fair value of fixed maturities at December 31, 1997, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $   360,235      $   365,885
           Due after one year through five years      3,846,593        3,985,566
           Due after five years through               6,814,096        7,278,822
           Due after ten years                       58,414,050       62,441,243
           Total                                    $69,434,974      $74,071,516


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1997,
        1996 and 1995, are as follows:
                                                  1997         1996         1995
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $    53,584   $    88,664   $    33,742
                Gross losses                         (7,250)      (36,388)       (5,288)
           Equity securities
                Gross gains                      15,323,242     8,454,726     3,558,869
                Gross losses                          -           (22,041)        -
           Other                                        808       (16,050)        -
        Net realized gains                      $15,370,384   $ 8,468,911   $ 3,587,323


                                                       1997         1996         1995
        Change in unrealized gains (losses):
           Fixed maturities                          $  (123,135) $(2,416,907) $ 6,492,201
           Equity securities                          16,869,422   15,089,690   14,593,755
        Net change in unrealized gains                16,746,287   12,672,783   21,085,956
           Effect of applicable deferred taxes        (5,693,740)  (4,308,746)  (7,169,225)
        Net increase in unrealized gains             $11,052,547  $ 8,364,037   13,916,731

        Following is a summary of total unrealized gains (losses) as of December 31, 1997, 1996 and 1995:
                                                       1997         1996         1995
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $ 4,644,841  $ 4,785,917  $ 7,273,048
                Gross unrealized losses                   (8,299)     (26,240)     (96,462)
           Equity securities
                Gross unrealized gains                47,293,990   29,775,195   15,567,122
                Gross unrealized losses               (2,420,571)  (1,771,198)  (2,652,817)
        Gross unrealized gains (losses)               49,509,961   32,763,674   20,090,891
           Effect of applicable deferred taxes       (16,833,389) (11,139,649)  (6,830,903)
        Net unrealized gains (losses)                $32,676,572  $21,624,025  $13,259,988

   (d) The amortized cost of securities on deposit with insurance regulators in accordance with statutory requirements was $3,689,284 on December 31, 1997 and $4,101,301 on December 31, 1996.

        In connection with the runoff of the reinsurance assumed operations, CIC has established a security trust fund agreement with a bank, consisting of cash and securities in the amount of $832,192 at December 31, 1997 and $831,095 at December 31, 1996.

   (e) Following is a summary of investment income from each category of investments:

                                                1997         1996         1995
           Fixed maturities                   $ 4,800,978  $ 4,936,902  $ 4,539,757
           Equity securities                    3,292,615    2,260,094    1,851,937
           Investment real estate               2,340,878    1,280,669      751,162
           Short-term                             149,879      119,542      224,813
           Total investment income             10,584,350    8,597,207    7,367,669
           Investment expenses - real estate    1,361,092      945,777      549,674
           Other investment expenses              401,994      419,201      138,016
           Depreciation on real estate            240,551       76,847       44,856
           Net investment income              $ 8,580,713  $ 7,155,382  $ 6,635,123
</TABLE)

   (f) The Company had investments in state, municipal and political subdivi-sion bonds of $68,651,062 and $75,906,193 at December 31, 1997 and 1996,
        respectively. Approximately 91% of these bonds were special assessment revenue bonds and approximately 9% of these bonds were state and politi-cal subdivision obligations at December 31, 1997 and 1996. The Company monitors its exposure by investing its funds in accordance with guide-lines set by the Company's investment committee. At December 31, 1997, approximately 42% of the municipal bond portfolio consisted of securi-ties of Wisconsin and Minnesota municipalities. No other state total exceeded 10%.

   (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturi-ties are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3) Reserves for Losses and Loss Adjustment Expenses
    The table below provides a reconciliation of the beginning and ending re-serves for losses and loss adjustment expenses, net of reinsurance:

                                                               1997          1996          1995
    Balance as of January 1,                                 $47,702,363    $38,584,084   $27,475,323
    Less reinsurance recoverables                                225,367        (45,321)      (12,363)
    Net reserves                                              47,927,730     38,538,763    27,462,960

    Incurred losses and loss adjustment expenses related to:
         Current year                                         43,042,827     36,041,564    27,224,006
         Prior years:
            Direct losses                                     10,725,730      1,516,382     2,610,999
            Direct loss adjustment expenses                    2,141,661      1,901,083     2,810,145
            Discontinued assumed reinsurance                   5,218,184      1,706,747     1,454,313
                Total prior years                             18,085,575      5,124,212     6,875,457

    Total incurred                                            61,128,402     41,165,776    34,099,463

    Paid losses and loss adjustment expenses related to:
         Current year                                         16,237,601     15,487,239    10,632,490
         Prior years                                          21,160,666     16,245,614    12,285,492
    Total paid                                                37,488,267     31,732,853    22,917,982

    Other adjustments, net                                       (96,121)       (43,956)     (105,678)

    Net balance at December 31,                               71,471,744     47,927,730    38,538,763
    Plus reinsurance recoverables                                    594       (225,367)       45,321

    Balance at December 31,                                  $71,472,338    $47,702,363   $38,584,084

    As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.  The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables.  As a result of the variability in these estimates, reserves have differed from actual experience during 1997, 1996 and 1995.  The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions.  During 1997 it was determined that, due to increased claim de-
    velopment on all lines of business, a substantial increase in incurred but no reported (IBNR) reserves was necessary.
    The Company increased IBNR reserves by $10.0 million on direct business and $4.5 million on assumed reinsurance.  The
    Company continues to monitor factors that could affect future claim development.  While the Company has recorded its current best estimate of its reserves for losses and loss adjustment expenses, it is reasonably possible these estimates, net of estimated reinsurance recoverables, may increase in the future.  See Note 4(b) for discussion of assumed reinsurance.

(4) Reinsurance
    (a)Ceded
       In 1997 and 1996, the Company generally reinsured losses in excess of $1,000,000 with various other companies through reinsurance ceded con-tracts. In 1995 and prior, the Company reinsured losses in excess of $300,000 and $500,000. These arrangements provide for greater diversifi-cation of business, allow the Company to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policy-holders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

    (b)Assumed- Discontinued
       CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and pools. Although CIC withdrew from this reinsurnace business in 1976, its liability re-mains for losses on policies written during the period in which it par-ticipated as a reinsurer. The Company is involved with treaties that cover certain risks which have had significant development industry-wide over the past several years. The reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness. In 1997 the Com-pany determined that additional IBNR reserves of $4.5 million were ne-cessary to accrue for the estimated development on this business. Man-agement is confident that the reserves of $9,320,722 at December 31, 1997 are adequate, but recognizes the uncertainty industry-wide concern-ing these exposures. The Company has provided letters of credit relating to reinsurance assumed of $503,585 at both December 31, 1997 and 1996.

    (c)Assumed - Active
       In 1997 the Company entered into a reinsurance program whereby CIC as-sumed and then fully ceded $4.8 million in premiums during the year. The Company received a brokerage fee on this business and is not likely to incur any net losses.

       Net written and earned premiums and losses and loss adjustment expenses include reinsurance activity as follows:

                                                                Written Premiums
                                                       1997            1996            1995
       Direct                                        $94,690,638     $90,939,387     $70,878,492
       Assumed                                         4,817,208           -               -
       Ceded                                          (7,943,050)     (1,696,062)     (2,521,524)
       Net premiums written                          $91,564,796     $89,243,325     $68,356,968

                                                                 Earned Premiums
                                                       1997            1996            1995
       Direct                                        $90,537,623     $79,236,282     $66,117,013
       Assumed                                         4,817,208           -               -
       Ceded                                          (7,903,211)     (1,888,963)     (2,251,513)
       Net premiums earned                           $87,451,620     $77,347,319     $63,865,500

                                                            Losses and Loss Adjustment Expenses
                                                       1997            1996            1995
       Direct                                        $57,314,915     $40,476,441     $33,320,640
       Assumed - losses                                5,162,726       1,606,731       1,355,570
       Assumed - legal and audit                          55,458         100,016          98,743
       Ceded                                          (1,404,697      (1,017,412)       (675,490)
       Net losses and loss adjustment expenses       $41,165,776     $34,099,463     $27,536,054

(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1997, 1996 and 1995 are as follows:

                                                    1997         1996         1995
       Current expense:
          Federal                                $ 6,055,422  $ 6,683,429  $ 4,393,537
          State                                      554,922      559,972      468,388
       Total current expense                       6,610,344    7,243,401    4,861,925

       Deferred expense(benefit):
         Deferred insurance acquisition costs        410,933    1,274,812      514,583
         Unearned premiums                          (279,696)    (808,929)    (305,420)
         Discount on loss and loss adjustment
                  expense reserves                  (582,307)    (315,137)    (285,995)
         Unpaid commissions                          400,699     (211,404)      23,551
         Other                                       (27,922)     (24,592)    (103,365)
       Total deferred benefit                        (78,293)     (85,250)    (156,646)

       Income tax expense                        $ 6,532,051  $ 7,158,151  $ 4,705,279

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1997     1996     1995
       Statutory tax rate                                          35.0%     34.0%     34.0%
       Municipal bond income, net of proration                     -6.5%     -5.7%     -6.9%
       Dividend received exemption, net of proration               -2.0%     -1.9%     -2.1%
       State income tax expense, net of federal tax benefit         1.7%      1.5%      1.6%
       Other, net                                                   1.9%     -0.8%     -1.4%
       Effective income tax rate                                   30.1%     28.1%     25.2%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1997            1996
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 4,823,560     $ 4,412,627
          Net unrealized gains on investment securities          16,833,386      11,139,649
          Other                                                      94,218         101,742
          Total deferred tax liabilities                         21,751,164      15,654,018

       Deferred tax assets:
          Unearned premium reserve discounting                    3,173,414       2,893,719
          Loss and loss adjustment expense reserve discounting    2,201,277       1,618,970
          Unpaid commissions                                        355,115         755,815
          Salvage and subrogation reserve discounting                 -             214,478
         Other                                                      364,078         129,200
          Total deferred tax assets                               6,093,884       5,612,182

       Net deferred tax (liability) asset                      $(15,657,280)    $(10,041,836)

(6) Common Stock Options
    The company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees' (APB 25) and related Interpreta-tions in accounting for its stock options. Under APB 25, since the exer-cise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recog-nized. Had the company elected the fair value approach required under FASB 123, "Accounting for Stock-Based Compensation," net income and earn-ings per share would not be materially different for the years 1997, 1996 and 1995.

    The Company's 1993 Stock Option Plan has authorized the grant of options for up to 1,072,500 shares of the Company's common stock. All options granted have a five year term and become fully vested at the end of four years. Stock options available to be granted in the future equal 776,999 shares at December 31, 1997.

    A summary of the Company's stock activity, and related information for the years ended December 31 follows:

                                                        1997                                1996
                                                              Weighted Average                    Weighted Average
                                                 Options     Excercise-Price         Options     Excercise-Price
     Outstanding, beginning of year                327,123      $  10.30              238,910       $   7.30
     Granted                                         5,700         22.44              112,319          14.40
     Exercised                                     (83,678)         7.48              (14,106)          5.40
     Forfeited                                     (12,034)        10.06              (10,000)          9.50
     Outstanding, end of year                      237,111      $  11.80              327,123       $  10.30

                                                        1995
                                                               Weighted Average
                                                  Options      Exercise Price
     Outstanding, beginning of year                175,552      $   5.30
     Granted                                       118,140          9.20
     Exercised                                     (35,416)         3.10
     Forfeited                                     (19,366)         8.60
     Outstanding, end of year                      238,910          7.30

     Options currently exercisable at December 31, 1997 were 94,153. The weighted average remaining exercise period for all outstanding options as of December 31, 1997 was 2.9 years. Exercise prices for options outstanding as of December 31, 1997 ranged from $2.42 to $22.44 with 88% of these options having exercise prices between $8.50 and $14.50.



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

                                                   Policyholders' Surplus As Of December 31,
                                                         1997          1996         1995
       Capitol Indemnity Corporation                   $109,324,111  $86,880,871  $62,618,547
       Capitol Specialty Insurance Corporation            6,437,879    6,561,248    5,907,094

       Total                                           $115,761,990  $93,442,119  $68,525,641
                                                   Net Income for the Year Ended December 31,
                                                         1997         1996         1995
       Capitol Indemnity Corporation                   $13,162,055  $13,566,036  $11,762,554
       Capitol Specialty Insurance Corporation             297,036      285,640      238,538

       Total                                           $13,459,091  $13,851,676  $12,001,092

       The 1997 data above for CIC reflects a $3.5 million increase in reinsurance assumed reserves. This increase was in response to an actuarial review of the Company's reserves completed subsequent to issuance of CIC's statutory filings.

    (b)CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyhold-ers) of 25% of net premiums written during the preceeding twelve months. As of December 31, 1997, the amount of compulsory surplus required to be maintained by CIC was approximately $22,854,463.

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

(9) Employee Benefit Plans
    The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contribution during the plan year. The Company made contributions of $192,738, $165,397 and $147,872 in 1997, 1996 and 1995, respectively.

    The Company also has an Employee Stock Ownership Plan in which all quali-fied employees are eligible to participate. The plan provides for discre-tionary employer contributions of shares of Company stock or cash to pur-chase shares of Company stock. The Company made contributions of $100,103, $120,500 and $89,000 in 1997, 1996 and 1995, respectively.

(10)Underwriting, Acquisition and Insurance Expenses
    A summary of underwriting, acquisition and insurance expenses incurred during the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                               1997          1996          1995
    Net commissions                                         $19,066,258   $20,629,905   $14,791,800
    Salaries and other compensation                           4,163,019     3,714,706     3,423,152
    Other expenses                                            5,081,803     4,792,078     4,003,558
    Total costs                                              28,311,080    29,136,689    22,218,510
    Increase in deferred insurance acquisition costs         (1,208,627)   (3,749,446)   (1,513,479)

    Total underwriting, acquisition and insurance expenses  $27,102,453   $25,387,243   $20,705,031

    Substantially all insurance contracts written by CIC are for a term of one year or less and deferred insurance acquisition costs are amortized over the same term.  The amount of deferred insurance costs amortized was $26,141,226, $22,801,709 and $18,611,260 in 1997, 1996 and 1995, respectively.

(11)Line of Credit
    The Company has a line of credit of $10,000,000. There were no borrowings under the line of credit in 1997.

(12)Quarterly Results of Operations (Unaudited)

    For the Year Ended December 31, 1997 (Reported)
                                            First       Second       Third        Fourth        Total
    Revenues                            $22,860,193  $26,586,331  $26,904,980  $35,088,014  $111,439,518
    Losses incurred and expenses         17,435,851   20,016,573   19,765,370   32,497,794    89,715,588
    Net income                            3,987,337    4,567,205    4,937,578    1,699,759    15,191,879
    Net income per share- basic         $      0.36  $      0.41  $      0.44  $      0.15  $      1.36
    Net income per share- diluted       $      0.35  $      0.41  $      0.44  $      0.15  $      1.35
    Dividends per share                 $      0.17  $      0.07  $      0.07  $      0.07  $      0.38


    A year-end analysis of operations determined that a substantial increase in IBNR reservs was necessary in the fourth quarter. It was also determined that there were certain timing differences that were not recorded appropriately throughout the year. As a result, the Company has restated quarterly revenues and losses as follows:

    For the Year Ended December 31, 1997 (Restated)
                                            First       Second       Third        Fourth        Total
    Revenues                            $22,860,193  $23,561,331  $28,429,980  $36,588,014  $111,439,518
    Losses incurred and expenses         20,385,851   22,966,573   22,715,370   23,647,794    89,715,588
    Net income                            2,040,337      623,705    3,997,078    8,530,759    15,191,879
    Net income per share- basic         $      0.18  $      0.06  $      0.36  $      0.76  $       1.36
    Net income per share- diluted       $      0.18  $      0.06  $      0.35  $      0.76  $       1.35
    Dividends per share                 $      0.17  $      0.07  $      0.07  $      0.07  $       0.38



    For the Year Ended December 31, 1996
                                             First       Second       Third       Fourth        Total
    Revenues                            $19,021,237  $21,670,439  $23,340,606  $29,321,460  $93,353,742
    Losses incurred and expenses         14,535,158   15,846,535   17,503,741   19,960,999   67,846,433
    Net income                            3,279,962    4,152,417    4,308,133    6,608,646   18,349,158
    Net income per share- basic         $      0.30  $      0.38  $      0.39  $      0.59  $      1.66
    Net income per share- duiluted      $      0.29  $      0.37  $      0.38  $      0.58  $      1.62
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $      0.28



                                                               SCHEDULE I

                              CAPITOL TRANSAMERICA CORPORATION
                                 SUMMARY  OF  INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 As of December 31, 1997
                                      (Consolidated)


                                                                                      Amount at
                                                                                     Which Shown
                                                                         Fair         in Balanc
                   Type of Investment                       Cost        Value            Sheet
Fixed maturity securities, available-for-sale:
   Bonds:
      United Stated Government and government
        agencies and authorities                         $     67,192   $     72,075   $     72,075
      State, municipalities, and political subdivisions    68,651,060     73,239,504     73,239,504
      All other corporate bonds                               716,722        759,937        759,937

   Total                                                   69,434,974     74,071,516     74,071,516

Equity securities, available-for-sale:
   Common stocks:
      Public utilities                                      2,065,856      1,983,808      1,983,808
      Banks, trusts, and insurance companies               59,684,557     96,406,275     96,406,275
      Industrial, miscellaneous, and all other             39,658,890     46,818,386     46,818,386
   Nonredeemable preferred stocks                           5,854,291      6,928,541      6,928,541

   Total                                                  107,263,591    152,137,010    152,137,010

Real estate, net of depreciation                            8,122,638                     8,122,638
Short-term investments                                     11,312,878                    11,312,878

Total Investments                                        $196,134,081    226,208,526   $245,644,042


                                                                                  SCHEDULE II
                                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CAPITOL TRANSAMERICA CORPORATION
                                                        (Parent Company)
    CONDENSED BALANCE SHEETS                                           December 31,
    Assets                                                         1997           1996
      Investments                                                $ 9,925,434    $  7,588,878
      Cash                                                            10,461          31,690
      Accrued investment income                                       45,340          54,197
      Investment in subsidiaries                                 128,967,449     107,873,422
      Other assets                                                 1,416,571       2,368,988
         Total assets                                           $140,365,255    $117,917,084

    Liabilities and shareholders' equity
    Liabilities:
      Accounts payable                                           $    40,717    $   336,381
      Dividends payable                                                 -             4,526
      Income taxes payable                                             5,461        120,287
      Deferred income taxes                                          976,936        874,007
         Total liabilities                                         1,023,114      1,335,201

    Shareholders' equity:
      Common stock                                                11,502,520     11,419,066
      Additional paid-in-capital                                  21,656,988     21,114,644
      Unrealized appreciation (depreciation) on available-for-
        sale securities, net of deferred taxes                     1,896,403      1,696,601
      Retained earnings (including undistributed earnings of
      subsidiaries of $102,271,184 and $81,151,740, respectively)104,687,505     82,689,078
                                                                 139,743,416    116,919,389
    Less treasury stock, at cost                                    (401,275)      (337,506)
    Total shareholders' equity                                   139,342,141    116,581,883
    Total liabilities and shareholders' equity                  $140,365,255   $117,917,084

                                                                          December 31,
    STATEMENTS OF INCOME                                           1997         1996         1995
    Dividends received from subsidiaries                         $ 4,500,000  $ 4,200,000  $ 3,000,000
     Management fees received from subsidiaries                    1,768,789    1,515,478    1,466,553
    Investment income                                                270,678      272,035      253,103
    Realized investment gains                                        236,914      448,156       18,255
    Other income                                                      14,577          646       24,138
          Total Income                                             6,790,958    6,436,315    4,762,049
  Administrative expenses                                          1,371,392    1,363,770    1,449,273
    Net income before tax and equity in undistributed
        net income of subsidiaries                                 5,419,566    5,072,545    3,312,776
    Income tax expense                                               238,511      220,197       26,324
    Net income of before equity in undistributed
      net income of subsidiaries                                   5,181,055    4,852,348    3,286,452
    Equity in undistributed net income of
      subsidiaries, net of dividends paid                         10,010,824   13,496,810   10,643,954
      Net Income                                                 $15,191,879  $18,349,158  $13,930,406

                             The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                             SCHEDULE II
                                                                             (continued)
                                                   CAPITOL TRANSAMERICA CORPORATION
                                                         (Parent Company)


                                                                           December 31,
   STATEMENTS OF CASH FLOWS                                         1997         1996         1995
   Cash flows provided by operating activities:
   Net income                                                    $15,191,879   $18,349,158  $13,930,406
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                   778,343       728,940      378,263
      Realized investment gains                                     (236,914)     (448,156)     (18,255)
      Change in:
          Equity in net income of subsidiaries                   (10,010,824)  (13,496,810) (10,643,954)
          Other assets                                               671,601      (488,710)     (74,752)
          Other liabilities                                         (412,478)     (189,618)     273,391

   Net cash provided by operating activitities                     5,981,607     4,454,804    3,845,099

   Cash flows provided by (used for) investing activities:
      Proceeds from investments sold/matured                         471,238     1,091,372    1,070,493
      Purchases of investments                                    (2,276,930)        -       (1,740,750)
      Purchase of depreciable assets                                (477,992)   (1,279,331)   (683,115)

      Net cash used for investing activitities                    (2,283,684)     (187,959)  (1,353,372)

   Cash flows provided by (used for) financing activities:
      Cash dividends paid                                         (4,281,405)   (3,731,375)  (2,568,259)
      Capital contribution to subsidiaries                             -          (700,000)     (20,000)
      Stock options exercised                                        626,022       189,650      109,924
      Net proceeds from sale (purchase) of treasury stock            (63,769)      (15,799)       8,918
      Net cash used for financing activitities                    (3,719,152)   (4,257,524)  (2,469,417)

   Net increase (decrease) in cash                                   (21,229)        9,231       22,310

   Cash, beginning of year                                            31,690        22,369           59

   Cash, end of year                                               $  10,461   $    31,690  $    22,369

Cash paid during the year for:
      Income taxes                                                 $ 175,400   $    48,761  $    88,077
      Interest                                                        -             51,417        -


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

                                                                                                 SCHEDULE III
                                                       CAPITOL TRANSAMERICA CORPORATION
                                                      SUPPLEMENTARY INSURANCE INFORMATION


                                    December 31,
                     Deferred       Future Policy
                      Policy        Benefits, Losses,               Other
                     Acquisition    Claims, and       Unearned    Policyholde
   Segment            Costs         Loss Expense      Premiums      Funds
1997
Property-casualty
  insurance          $14,186,941     $71,472,338     $47,411,849    $   -

1996:
Property-casualty
  insurance          $12,978,314     $47,702,363     $43,258,833    $   -

1995:
Property-casualty
  insurance          $ 9,228,868     $38,584,084     $31,555,728    $   -

                                        Year ended December 31
                                                              Benefits,     Amortization of
                                                  Net      Claims, Losses,  Deferred Policy     Other
                                   Premium    Investment   and Settlement    Acquisition      Operating   Premiums
Sement                             Revenue      Income        Expenses          Costs          Expenses    Written
1997
Property-casualty
   insurance                    $87,451,620  $ 8,580,713  $61,128,402     $26,141,226       $ 1,337,792   $99,507,846

1996:
Property-casualty
     insurance                  $77,347,319  $ 7,155,382  $41,165,776     $22,801,709       $ 1,293,414   $90,939,387

1995:
Property-casualty
     insurance                  $63,865,500  $ 6,635,123  $34,099,463     $18,611,260       $   792,633   $70,878,492


                                                                     SCHEDULE IV

                                  CAPITOL TRANSAMERICA CORPORATION
                                            REINSURANCE
                      For The Years Ended December 31, l997, l996 and l995
                                                              Assumed                            Percentage
                                      Gross      Ceded to        From      Assumed                of Amount
                                     Premiums      Other         Other       From        Net          Assumed
                                     Written     Companies     Companies   Affiliates    Amount       To Net
December 31, 1997
Premiums Written:
   Accident and Health insurance   $   273,106  $ 4,817,208  $ 2,406,951   $ 2,410,257  $   273,106   1,763.9%

   Property & casualty and
   fidelity & surety insurance      94,417,533    3,125,843        -             -       91,291,690      -

   Total premiums written          $94,690,639  $ 7,943,051  $ 2,406,951   $ 2,410,257  $91,564,796       5.3%

December 31, 1996
Premiums Written:
   Accident and Health insurance   $   238,615  $     -      $     -       $     -      $   238,615       -

   Property & casualty and
    fidelity & surety insurance     90,700,772  $  1,696,062 $     -       $     -      $89,004,710       -

   Total premiums written          $90,939,387  $  1,696,062 $     -       $     -      $89,243,325       -


December 31, 1995
Premiums Written:
   Accident and Health insurance   $   222,137  $     -      $     -       $     -      $   222,137       -

   Property & casualty and
    fidelity & surety insurance     70,656,355  $  2,521,524 $     -       $     -      $68,134,831       -

   Total premiums written          $70,878,492  $  2,521,524 $     -       $     -      $68,356,968       -



                                                                      SCHEDULE VI

                                CAPITOL TRANSAMERICA CORPORATION
                                     SUPPLEMENTAL INFORMATION
                       CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                         December 31, l997
                                                            As of December 31,
BALANCE SHEET DATA:                                       1997            1996
Deferred insurance acquisition costs                   $14,186,941    $12,978,314

Outstanding loss and loss adjustment expense reserves   71,472,338     47,702,363

Discount deducted from reserves                              -               -

Unearned premiums                                      $47,411,849    $43,258,833


INCOME STATEMENT DATA:                                           Year Ended
                                                 1997          1996          1995
Earned premiums                          $87,451,620        $77,347,319   $63,865,500

Net investment income                      8,580,713          7,155,382     6,635,123


Incurred losses and loss adjustment
   expenses related to:

      Current year                       43,042,827          36,041,564    27,244,006
      Prior years                        18,085,575           5,124,212     6,875,457

Amortization of deferred policy
   acquisition costs                     26,141,2269          22,801,709    18,611,260

Paid claims and claim adjustment
    expenses                             99,507,846          31,732,853   22,917,982

Gross premiums written                  $99,507,846         $90,939,387   $70,878,492