Form 10-Q
period 1998-03-31
CAPITOL TRANSAMERICA CORP
filed 1998-05-15
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (21 1/2) and low price (19 3/4), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1998 was approximately $230,999,711.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At March 31, 1998

                 Common Stock, $1.00 Par Value;


                       Issued:        11,524,002

                       Outstanding:   11,199,986


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               March 31,     December 31,     March 31,
                                                                                 1998           1997            1997
                                                                                                              (Restated)
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $65,765, $67,192
         and $577,473, respectively)                                       $     70,641    $     72,075    $    580,851
       State, municipal and political subdivision bonds (amortized
         cost $65,899,343, $68,651,060 and $67,546,951, respectively)        70,772,667      73,239,504      71,654,830
       Corporate bonds and notes (amortized cost $817,442,
         $716,722 and $888,584, respectively)                                   468,849         759,937         956,169
       Equity securities:
       Common stock (cost $111,773,734, $101,409,300 and
          $76,702,123, respectively)                                        162,178,627     145,208,469     100,797,004
       Nonredeemable preferred stock (cost $6,197,248, $5,854,291
          and $5,929,487, respectively)                                       8,336,338       6,928,541       6,695,155
       Investment real estate, at cost, net of depreciation                   8,206,367       8,122,638       6,690,905
       Short-term investments, at cost which
          approximates fair value                                             4,022,640      11,312,878       1,963,171
              Total Investments                                             254,056,129     245,644,042     189,338,085

    Cash                                                                        690,143       1,202,548         989,618
    Accrued investment income                                                 1,678,658       1,707,692       1,604,340
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $455,000, $440,000 and $395,000, respectively  20,227,064      20,820,481      18,661,166
    Balances due from reinsurers                                              1,287,480         122,916           -
    Income taxes recoverable                                                      -             684,342           -
    Deferred insurance acquisition costs                                     13,617,162      14,186,941      12,802,028
    Prepaid reinsurance premiums                                                694,821         743,988         427,955
    Due from securities brokers                                                   -               -             768,750
    Other assets                                                              1,638,632       1,569,325       2,036,203
              Total Assets                                                 $293,890,089    $286,682,275    $226,628,145



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,       March 31,
                                                                                     1998          1997              1997
                                                                                                                   (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 51,751,775    $ 48,570,173    $ 33,665,464
      Reserve for loss adjustment expenses                                        22,741,983      22,902,165      18,382,985
      Unearned premiums                                                           45,487,384      47,411,849      42,469,597
         Total Policy Liabilities and Accruals                                   119,981,142     118,884,187      94,518,046

    Accounts payable                                                               5,834,762       5,805,568       6,323,360
    Due to securities brokers                                                          -           5,318,372         147,398
    Balances due to reinsurers                                                     1,945,913       1,337,564       1,676,650
    Accrued premium taxes                                                            260,447         337,163         313,592
    Income taxes payable                                                             731,405           -             346,935
    Deferred income taxes                                                         18,031,614      15,657,280       8,632,826
         Total Other Liabilities                                                  26,804,141      28,455,947      17,440,761

         Total Liabilities                                                       146,785,283     147,340,134     111,958,807


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,524,002, 11,502,520 and 11,466,107, respectively              11,524,002      11,502,520      11,466,107
    Paid-in surplus                                                               21,912,129      21,832,206      21,483,784
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $19,405,021, $16,833,386
          and $9,873,393, respectively                                            37,668,568      32,676,572      19,165,996
    Retained earnings                                                             76,409,332      73,732,118      62,906,711

    Shareholders' investment before treasury stock                               147,514,031     139,743,416     115,022,598

    Treasury stock, 324,016, 323,638 and 316,448 shares,
          respectively, at cost                                                     (409,225)       (401,275)       (353,260)

          Total Shareholders' Investment                                         147,104,806     139,342,141     114,669,338

          Total Liabilities and Shareholders' Investment                        $293,890,089    $286,682,275    $226,628,145
    Book Value Per Share                                                        $      13.13    $      12.46    $      10.28

    Shares Outstanding                                                            11,199,986      11,178,882      11,149,659

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    For The Three Months Ended March 31, 1998 and 1997


                                                                                      1998            1997
                                                                                                   (Restated)
    REVENUES
       Premiums earned                                                          $  22,248,261   $  20,360,470
       Net investment income                                                        2,295,831       2,147,302
       Realized investment gains                                                      896,552         345,694
       Other revenues                                                                  26,945           6,727
        Total Revenues                                                             25,467,589      22,860,193

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                             11,433,308      10,695,811
       Loss adjustment expenses incurred                                            1,629,775       2,142,597
       Underwriting, acquisition and
          insurance expenses                                                        6,811,295       7,047,412
       Decrease in deferred insurance
          acquisition costs                                                           569,779         176,286
       Other expenses                                                                 343,168         323,745
         Total Losses and Expenses Incurred                                        20,787,325      20,385,851

    Income from operations before
       income taxes                                                                 4,680,264       2,474,342

    Income tax expense (benefit)
       Current                                                                      1,417,023         576,669
       Deferred                                                                      (197,300)       (142,664)
                                                                                    1,219,723         434,005

    Net Income                                                                  $   3,460,541   $   2,040,337


    INCOME PER SHARE - BASIC                                                    $        0.31   $        0.18


    Weighted Average Number of Shares Outstanding - Basic                          11,168,127      11,092,524


    INCOME PER SHARE - DILUTED                                                  $        0.31   $        0.18


    Weighted Average Number of Shares Outstanding - Diluted                        11,264,321      11,250,584


                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Net Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1996                         $ 6,899,060   $  689,545    $20,949,100   $13,259,988   $51,177,894  $  (321,707)
    Net income                                        -             -              -             -        18,349,158         -
    Unrealized appreication on available-for
      sale securities, net of deferred taxes          -             -              -         8,364,037         -             -
    Stock options exercised                           24,106        -            165,544         -             -          (15,799)
    Stock dividends                                  689,545    3,116,810          -             -        (3,806,355)        -
    Cash dividends declared                           -             -              -             -        (2,959,043)        -
Balance, December 31, 1996                         7,612,711    3,806,355     21,114,644    21,624,025    62,761,654     (337,506)
    Net income                                        -             -              -             -        15,191,879         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        11,052,547         -             -
    Stock options exercised                           83,678        -            542,344         -             -          (63,769)
    Proceeds from treasury share transactions         -             -            175,218         -             -             -
    Stock dividends                                3,806,131    (3,806,355)        -             -             -             -
    Cash dividends declared                           -             -              -             -        (4,221,415)        -
Balance, December 31, 1997                        11,502,520        -         21,832,206    32,676,572    73,732,118     (401,275)
    Net income                                        -             -              -             -         3,460,541         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -         4,991,996         -             -
    Stock options exercised                           21,482        -             79,923         -             -           (7,950)
    Cash dividends declared                           -             -              -             -          (783,327)        -
Balance, March 31, 1998                           11,524,002        -         21,912,129    37,668,568    76,409,332     (409,225)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           March 31,      December 31,     March 31,
                                                                             1998             1997            1997
    Cash flows provided by operating activities:                                                            (Restated)
     Net Income                                                         $ 3,460,541      $ 15,191,879    $  2,040,337
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  253,594         1,018,894         218,992
              Realized investment gains                                    (896,552)      (15,370,384)       (345,694)
              Change in:
                  Deferred insurance acquisition costs                      569,779        (1,208,627)        176,286
                  Unearned premiums                                      (1,924,465)        4,153,016        (789,236)
                  Allowance for doubtful accounts receivable from agents     15,000            60,000          15,000
                  Accrued investment income                                  29,034           (22,752)         80,600
                  Receivables from agents, insureds and others              578,417        (2,168,094)         36,221
                  Balances due to/from reinsurers                           553,015          (284,774)         35,859
                  Reinsurance recoverable on paid and unpaid losses      (1,109,230)          755,956         897,325
                  Funds held by ceding reinsurers                            43,235            44,791          46,300
                  Income taxes payable                                    1,415,747        (2,554,594)     (1,523,317)
                  Deferred income taxes                                    (197,301)          (78,292)       (142,754)
                  Due to/from securities brokers                         (5,318,372)       11,191,845       5,252,121
                  Prepaid reinsurance premiums                               49,167           (39,840)        276,193
                  Other assets                                               23,908           339,684          48,739
                  Reserve for losses and loss adjustment expenses         3,021,420        23,769,975       4,346,086
                  Accounts payable                                           29,194          (806,814)       (289,023)
                  Accrued premium taxes                                     (76,716)         (225,410)       (248,981)
                          Net cash provided by operating activities         519,415        33,766,459      10,131,054

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments            5,817,238        44,747,214      10,173,366
         Purchases of available-for-sale investments                     (7,044,564)      (78,773,489)    (19,121,648)
         Maturities of available-for-sale investments                     1,207,794         5,064,056         994,563
         Purchase of depreciable assets                                    (322,416)         (477,992)        (53,331)
                          Net cash used for investing activities           (341,948)      (29,440,211)     (8,007,050)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                               (783,327)       (4,226,165)     (1,899,807)
         Stock options exercised                                            101,405           626,022         416,181
         Net proceeds from sale of treasury stock                            (7,950)          111,449         (15,754)
                          Net cash used for financing activities           (689,872)       (3,488,694)     (1,499,380)

         Net increase (decrease) in cash                                   (512,405)          837,554         624,624
         Cash, beginning of period                                        1,202,548           364,994         364,994
         Cash, end of period                                            $   690,143      $  1,202,548    $    989,618

    Cash paid during the year for:
         Income taxes                                                   $ 1,100,781      $  9,164,506    $  2,100,000



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1998

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1997, and the Consolidated Statement of Cash Flows as of December 31, 1997, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         A 1997 year-end analysis of operations determined that certain timing related expense and revenue items had not been recorded properly throughout the year. As a result, the Company has restated quarterly results of operations for 1997 to reflect a more equitable distribution of these items.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 31,1996 three-for-two stock split and the December 28, 1995 ten percent stock dividend.



   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. the following table sets forth the computation of basic and diluted EPS:


                                                                       March 31,
                                                                 1998            1997
                                                                               (Restated)
    Numerator:
      Consolidated net income                                $ 3,460,541     $ 2,040,337

    Denominator:
    Denominator for basic EPS - weighted average shares       11,168,127      11,092,524
     Effect of dilutive securities - employee stock options       96,194         158,060
    Denominator for diluted EPS                               11,264,321      11,250,584



   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 21,482 options exercised during the three months ended March 31, 1998 and there were 47,041 options exercised during the three Months ended March 31, 1997. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1997 annual report.

   (5)   Dividends
         1998
         On February 27, 1998 a cash dividend of $.07 per share was declared to shareholders of record March 13, 1998 and paid March 27 in the amount of $783,327.

         1997
         On October 24, 1997 a cash dividend of $.07 per share was declared to shareholders of record December 10 and paid December 19 in the amount of $782,718.

         On July 25, 1997 a cash dividend of $.07 per share was declared to shareholders of record September 12 and paid September 26 in the amount of $781,711.

         On May 6, 1997 a cash dividend of $.07 per share was declared to shareholders of record June 13 and paid June 27 in the amount of $780,878.

         On January 20, 1997 a cash dividend of $.10 per share was declared to shareholders of record February 14 and paid February 28 in the amount of $1,114,823.

         On January 20, 1997 as cash dividend of $.07 per share was declared to shareholders of record March 14 and paid on March 28 in the amount of $780,458.


   (6)   Investments
         Fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' invest-ment, net of taxes. The cost of fixed maturities is adjusted for amor-tization of premiums and discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

         Investment real estate is carried at cost net of accumulated deprecia-tion of $512,533, $444,381 and $244,509 as of March 31, 1998, December
         31, 1997 and March 31, 1997, respectively.

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


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 37 states which writes, through its insurance subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segement accounts for approximately 70% of the business written while the fidelity-surety segment accounts for approximately 30% of the Company's business.

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

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. However, despite a difficult year in 1997, mangement believes the results of the first quarter indicate that in 1998 the Company will resume its historical trend of increasing profits and underwriting gains. The Company's business plan includes expansion of existing products into new geographic regions, as well as introduction of new coverages, which when combined with prudent underwriting standards will assure continued profitabil-ity for our shareholders. Indeed, when the industry's cycle reverses, the Company will be in an excellenent position to take advantage of premium rate increases.

For the quarter ended March 31, 1998 gross premiums written increased 6.8% over the same period in 1997. The Company's goal for 1998 is to reach the $100 million mark in net premiums written. In 1997, Capitol Indemnity Corporation, the Company's primary insurance subsidiary, became admitted in two states in which it previously wrote only on a surplus lines basis, and in the first quarter 1998 CIC became licensed in the state of Maryland. The Company also expanded its workers compensation writings into Illinois in 1996 and Iowa in 1997.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $22,248,261, $87,451,620 and $20,360,470 for the respective periods; and net unearned premiums were $45,487,384, $47,477,849 and $42,469,597 at each respective period.

                                                              Restated
                                  March 31,    December 31,   March 31,
                                    1998          1997          1997
     Gross Premiums Written       $21,674,896   $99,507,846   $20,286,944
     Reinsurance Ceded              1,301,933     7,943,050       439,517
     Net Premiums Written         $20,372,963   $91,564,796   $19,847,427
     Net Premiums Earned          $22,248,261   $87,451,620   $20,360,470
     Net Unearned Premium Reserve $45,487,384   $47,411,849   $42,469,597


The large increase in ceded premiums in 1997 is due to a new reinsurance agreement entered into during the year. CIC assumed and then fully ceded dental capitation premiums while retaining a brokerage fee. The Company is not expected to incur any net losses from this business.

The Company's underwriting results can be measured by reference to the com-bined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:


                                                                                  Restated
                                                 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):      1998            1997             1997
          Loss and Loss Adjustment Expenses         59.0%           70.1%            61.4%
          Underwriting Expenses                     34.6%           32.1%            36.7%
          Combined Ratios                           93.6%          102.2%            98.1%

In 1997 the Company strengthened IBNR reserves by $14.5 million, which increased the loss ratio by 16.6%. Despite this large adjustment, the Company's com-bined loss and expense ratio still compares favorably with the commercial lines industry averages of 103.3% for 1997 and 105.5% for 1996.


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

NET INVESTMENT INCOME AND REALIZED GAINS

The Company's fixed maturities and equity securites are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as a separate component of shareholders' investment.

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or dis-count. Dividends on equity securities are recorded as income on ex-dividend dates.

                                        March 31,          December 31,          March 31,
Investments:                              1998                1997                 1997
     Invested Assets                    $ 254,056,129       $ 245,644,042       $ 189,338,085
     Net Investment Income                  2,295,831           8,580,713           2,147,302
     Percent of Return to
       Average Carrying Value                   4.7%                4.9%                5.5%
     Realized Gains                          896,552          15,370,384             345,694
     Change in Unrealized Gains(Losses) $  7,563,631       $  16,746,287       $  (3,724,285)

The $7,563,631 increase in unrealized gains for the first quarter of 1998 was composed of a $106,933 decrease in market value over cost of the Company's fixed maturities and a $7,670,564 increase in market value over cost of the equity portfolio. The Company continued to move more of its investment portfolio into equity securities in the first quarter of 1998. Future invest-ment decisions will be determined based on the economy and the stock and bond markets. Net investment income for the first quarter of 1998 was up 6.9% over the first quarter of 1997, but the overall rate of return on our invest-ment portfolio has decreased slightly. Before tax unrealized gains were $57,073,589, $49,509,958 and $29,039,389 as of March 31, 1998, December 31,
1997 and March 31, 1997.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $74,493,758 as of March 31, 1998 compared with $71,472,338 as of December 31, 1997 and $52,048,449 as of March 31, 1997. The increase is a combination of giving consideration for the increase in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (86.4%, 85.7% and 83.5% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential computer problems related to the approaching year 2000. Older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may mis-interpret a date, using "00" as the year 1900 rather than the year 2000.

During 1996 and 1997 the Company incurred approximately $1.8 million of expenses in updating its management information system to alleviate potential year 2000 problems. This process is substantially completed, with only test-ing and peripheral adjustments remaining. The additional expense for the testing and adjustments is expected to be approximately $600,000. As a result of these efforts, the Company is confident that the year 2000 will not cause a significant disruption to its business.

The Company has also assessed the potential impact of year 2000 related problems that may be encountered by our agents and third parties, and deter-mined that any impact would not be material relative to the operations of the Company. However, there can be no guarantee that actual results would not differ materially from those anticipated.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     March 31, 1998, December 31, 1997 and March 31, 1997

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              1998                 1997            1997
                                                                                                  (Restated)
    ASSETS
    Cash and Invested Assets                       $        236,067,041         $228,121,190    $174,757,224
    Other Assets                                             19,729,181           21,344,680      20,344,456
    Total Assets                                   $        255,796,222         $249,465,870    $195,101,680
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         73,071,573         $ 71,117,787    $ 51,732,688
    Unearned Premiums                                        44,792,563           46,667,861      42,041,642
    Other Liabilities                                        17,865,273           22,356,111      18,939,091
    Total Liabilities                                       135,729,409          140,141,759     112,713,421
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                    120,066,813          109,324,111      82,388,259
    Total Liabilities and Capital                  $        255,796,222         $249,465,870    $195,101,680

    Statements of Income
    Premiums Earned                                $         22,248,261         $ 87,304,679    $ 20,360,471
    Underwriting Deductions                                  20,289,033           91,152,886      20,213,872
    Net Underwriting Gain                                     1,959,228           (3,848,207)        146,599
    Investment Income Including Sales                         2,801,965           22,791,517       2,122,398
    Other Income                                                 24,247               28,708           5,366
    Income Tax Expense                                        1,224,276            5,809,963         404,480
    Net Income                                     $          3,561,164         $ 13,162,055    $  1,869,883


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          6,422,661         $  6,353,535    $  6,516,149
    Other Assets                                              3,154,389            1,903,026          77,018
    Total Assets                                   $          9,577,050         $  8,256,561    $  6,593,167
    LIABILITIES
    Reserve for Losses and Loss Expenses           $            358,154         $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Liabilities                                         2,738,029            1,818,683         404,363
    Total Liabilities                                         3,096,183            1,818,683         404,363
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      6,480,867            6,437,878       6,188,804
    Total Liabilities and Capital                  $          9,577,050         $  8,256,561    $  6,593,167
    Statements of Income
    Premiums Earned                                $             -              $     -         $     -
    Underwriting Deductions                                       2,171               (3,719)          5,669
    Net Underwriting (Loss) Gain                                 (2,171)              (3,719)         (5,669)
    Investment Income Including Sales                            72,285              302,428          85,145
    Other Income                                                 -                    -               -
    Income Tax Expense (Benefit)                                  1,250                9,111            (329)
    Net Income                                     $             68,864         $    297,036    $     79,805

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


     Item 2.   Changes in Securities
                         NONE

     Item 3.   Defaults Upon Senior Securities
                         NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

               Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 11, 1998, both of which are dated April 6, 1998 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE




                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Vice President
      Capitol Transamerica Corporation        American National Bank
      Sun Prairie,  Wisconsin                 Madison,  Wisconsin

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




Date:     May 6, 1998


                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                          NEWS RELEASE
                     FIRST QUARTER EARNINGS

Madison, Wisconsin, April 29, 1998 - Capitol Transamerica Corporation announced first quarter 1998 earnings of $3.5 million ($.31 per share) compared with restated first quarter earnings of $2.0 million ($.18 per share) for 1997, a 69.6% increase. Unless otherwise noted, all per share amounts are presented on a diluted basis. Fourth quarter adjustments made in December 1997 for certain revenues and expenses in 1997 have been restated, showing the re-distribution by quarter for comparison purposes in 1998.

Premiums written increased 6.8% from $20.3 million for the first quarter of 1997 to $21.7 million for the first quarter of 1998. Premiums earned for the first quarter increased from $20.4 million in 1997 to $22.2 million for the like period in 1998, an increase of 9.3%.

Net investment income was $2.3 million compared with $2.1 million for the first quarter of 1997, a 6.9% increase. Realized invstment gains were $897,000 in 1998 and $346,000 in 1997. Total invested assets grew from $189.3 million at March 31, 1997 to $245.6 million at December 31, 1997 and $254.1 million at March 31, 1998, a total increase of 34.2% for the last twelve months.

Shareholders' investment at March 31, 1998 was $147.1 million or $13.13 per share compared with $114.7 million or $10.28 per share at March 31, 1997, an increase of 28.3%. Cash dividends of $790,000 were paid in the first quarter of 1998.

The Company's combined net loss, loss expense and general expense ratio for the first quarter of 1998 was 93.6% compared with 98.1% for the restated re-sults of the first quarter of 1997. The Company's experience continues to be favorable compared to the commercial lines insurers industry average of 103.3% for the year of 1997.


During the first quarter the company became licensed in the state of Maryland, and has an application pending in one additional state. The Company is striving toward completion of its program to become year 2000 compliant. An analysis indicates that a substantial disruption of business due to internal or external problems related to the year 2000 is unlikely. Management is opt-imistic that despite the increased I.B.N.R. requirements in 1997, the Company's sound business plan with prudent underwriting should assure continued value and service to its shareholders, agents and policyholders.

The Annual Meeting of Shareholders is scheduled for May 11 at the Mariott Inn-Madison West in Middleton, Wisconsin.

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

The Capitol Transamerica Group operates in 37 states and is rated A+ by A.M. best Company, Inc., an independent organization that analyzes the insurance industry.

Capitol Transamerica Corporation, with 11.2 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.


                         FINANCIAL HIGHLIGHTS FOLLOW


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three months ended March 31,
                                                1998                    1997
                                                                     (Restated)
    REVENUES
       Gross premiums written                $ 21,675                $ 20,287
       Net premiums written                    20,373                  19,847
       Net premiums earned                   $ 22,248                $ 20,360

    EXPENSES
       Claims and claim expenses               13,063                  12,838
       Other underwriting expenses              7,724                   7,548
          Total Losses and Expenses Incurred   20,787                  20,386

       Underwriting income                      1,461                     (26)

       Investment income                        2,296                   2,147
       Realized investment gains                  897                     346
       Other income                                27                       7
          Income from Operations Before
            Income Tax                          4,681                   2,474
       Income tax expense                       1,220                     434

            NET INCOME                       $  3,461                $  2,040

    EARNINGS PER SHARE - BASIC               $   0.31                $   0.18

    EARNINGS PER SHARE - DILUTED             $   0.31                $   0.18


                    COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                                   1998            1997            1996           1995            1994
Per Share Information                            (Restated)
    Income per share - diluted $       0.31    $       0.18    $       0.30   $       0.27    $       0.24
    Consolidated net income    $      3,641    $      2,040    $      3,280   $      3,033    $      2,629
    Weighted average number
      of shares outstanding
      - diluted                      11,264          11,251          11,058         11,123          10,962
    Book value per share       $      13.13    $      10.28    $       8.56   $       6.65    $       5.83
    Shareholders' investment   $    147,105    $    114,669    $     94,811   $     73,434    $     64,135
    Dividends paid             $        790    $      1,911    $      1,476   $        535    $      1,335
    Shares outstanding               11,200          11,150          11,073         11,040          11,010
Company Statistics:
    Gross premiums written     $     21,675    $     20,287    $     18,877   $     14,903    $     13,665
    Net investment income      $      2,296    $      2,147    $      1,710   $      1,543    $      1,237
    Invested assets            $    254,056    $    189,338    $    151,217   $    114,977    $     93,760
    Total assets               $    293,890    $    226,628    $    180,339   $    137,306    $    116,230
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         59.0%           61.4%           49.9%           50.4%          46.7%
    Underwriting expenses             34.6%           36.7%           34.5%           33.8%          33.5%
    Combined ratios                   93.6%           98.1%           84.4%           84.2%          80.2%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     March 31,      March 31
                                                       1998           1997
ASSETS                                                             (Restated)
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $67, and
      $577, respectively)                            $     71       $    581
     State and municipal bonds (cost $65,899,
      and $67,547, respectively)                       70,373         71,655
     Corporate bonds (cost $817, and $889,
      respectively)                                       869            956
     Common stock (cost $111,774, and $76,702,
      respectively)                                   162,179        100,797
     Preferred stock (cost $6,197, and $5,929,
      respectively)                                     8,336          6,695
      Investment real estate                            8,206          6,691
    Short-term investments                              4,022          1,963
     Total Investments                                254,056        189,338

   Cash                                                   690            990
   Receivables                                         23,193         21,034
   Other assets                                        15,951         15,266

     TOTAL ASSETS                                    $293,890        226,628


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 74,494       $ 52,048
   Unearned premiums                                   45,487         42,470
   Other liabilities                                   26,804         17,441

     TOTAL LIABILITIES                               $146,785       $111,959


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,524 and
      11,466 shares, respectively                    $ 11,524       $ 11,466
   Paid-in surplus                                     21,912         21,484
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes of
      $19,405 and $9,873, respectively                 37,669         19,166
   Retained earnings                                   76,409         62,906
   Less treasury stock, 324, and 316 shares,
      respectively, at cost                              (409)          (353)

     TOTAL SHAREHOLDERS' EQUITY                       147,105        114,669

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $293,890       $226,628


SHAREHOLDERS' EQUITY PER SHARE                       $  13.13       $  10.28

SHARES OUTSTANDING                                 11,199,986     11,149,659
Increase in Sharholders' Equity-
     March 31, 1997 to March 31, 1998                   28.3%
     March 31, 1996 to March 31, 1997                                  23.0%

