Form 10-Q
period 1998-06-30
CAPITOL TRANSAMERICA CORP
filed 1998-08-17
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (20 5/8) and low price (20 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 1998 was approximately $230,649,830.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1998

                 Common Stock, $1.00 Par Value;


                       Issued:        11,522,605

                       Outstanding:   11,217,013


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,      June 30,
                                                                                 1998           1997            1997
                                                                                                              (Restated)
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $54,012, $67,192
         and $573,240, respectively)                                       $     58,695    $     72,075    $    577,233
       State, municipal and political subdivision bonds (amortized
         cost $66,334,009, $68,651,060 and $67,302,035, respectively)        70,602,600      73,239,504      71,890,710
       Corporate bonds and notes (amortized cost $818,174,
         $716,722 and $1,126,919, respectively)                                 867,489         759,937       1,213,451
       Equity securities:
       Common stock (cost $110,607,273, $101,409,300 and
          $80,917,488, respectively)                                        148,727,611     145,208,469     119,749,118
       Nonredeemable preferred stock (cost $6,269,703, $5,854,291
          and $5,866,216, respectively)                                       8,367,001       6,928,541       6,780,177
       Investment real estate, at cost, net of depreciation                   8,695,480       8,122,638       7,191,665
       Short-term investments, at cost which
          approximates fair value                                             5,948,642      11,312,878         999,745
              Total Investments                                             243,267,518     245,644,042     208,402,099

    Cash                                                                        590,537       1,202,548         545,506
    Accrued investment income                                                 1,721,169       1,707,692       1,668,678
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $470,000, $440,000 and $410,000, respectively  21,621,406      20,820,481      22,769,318
    Balances due from reinsurers                                                259,811         122,916         144,800
    Income taxes recoverable                                                      -             684,342       3,043,511
    Deferred insurance acquisition costs                                     13,797,429      14,186,941      13,414,263
    Prepaid reinsurance premiums                                                373,979         743,988         619,301
    Due from securities brokers                                               5,211,626           -               -
    Other assets                                                              2,054,910       1,569,325       1,611,023
              Total Assets                                                 $288,941,620    $286,682,275    $252,218,499



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,    December 31,        June 30,
                                                                                     1998          1997              1997
                                                                                                                   (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 51,238,825    $ 48,570,173    $ 37,548,444
      Reserve for loss adjustment expenses                                        23,125,685      22,902,165      18,837,286
      Unearned premiums                                                           46,264,452      47,411,849      47,695,377
         Total Policy Liabilities and Accruals                                   120,628,962     118,884,187     104,081,107

    Accounts payable                                                               5,782,049       5,805,568       7,390,078
    Due to securities brokers                                                        936,828       5,318,372           -
    Balances due to reinsurers                                                       669,888       1,337,564       1,699,018
    Accrued premium taxes                                                            176,335         337,163         160,511
    Income taxes payable                                                           1,497,986           -               -
    Deferred income taxes                                                         13,942,208      15,657,280      14,195,451
         Total Other Liabilities                                                  23,005,294      28,455,947      23,445,058

         Total Liabilities                                                       143,634,256     147,340,134     127,526,165


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,522,605, 11,502,520 and 11,471,850, respectively              11,522,605      11,502,520      11,471,850
    Paid-in surplus                                                               22,136,114      21,832,206      21,503,620
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $15,143,679, $16,833,386
          and $15,104,429, respectively                                           29,396,546      32,676,572      29,320,362
    Retained earnings                                                             82,722,142      73,732,118      62,749,762

    Shareholders' investment before treasury stock                               145,777,407     139,743,416     125,045,594

    Treasury stock, 305,592, 323,638 and 316,448 shares,
          respectively, at cost                                                     (470,043)       (401,275)       (353,260)

          Total Shareholders' Investment                                         145,307,364     139,342,141     124,692,334

          Total Liabilities and Shareholders' Investment                        $288,941,620    $286,682,275    $252,218,499
    Book Value Per Share                                                        $      12.95    $      12.46    $      11.18

    Shares Outstanding                                                            11,217,013      11,178,882      11,155,402

                                                  CAPITOL TRANSAMERICA CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Six Months           For the Three Months
                                                           Ended June 30,                Ended June 30,
                                                       1998           1997           1998            1997
                                                                   (Restated)                     (Restated)
    REVENUES
       Premiums earned                            $ 44,814,531    $ 41,886,245    $  22,566,270  $  21,525,775
       Net investment income                         4,582,773       4,119,867        2,286,942      1,972,565
       Realized investment gains                     7,637,647         379,060        6,741,095         33,366
       Other revenues                                   48,908          36,352           21,963         29,625
        Total Revenues                              57,083,859      46,421,524       31,616,270     23,561,331

    LOSSES AND EXPENSES INCURRED
       Losses incurred                              22,985,036      23,247,375       11,551,728     12,551,564
       Loss adjustment expenses incurred             3,959,518       4,430,344        2,329,743      2,287,747
       Underwriting, acquisition and
          insurance expenses                        14,270,964      15,465,869        7,459,669      8,418,457
       Decrease (Increase) in deferred
          insurance acquisition costs                  389,512        (435,949)        (180,267)      (612,235)
       Other expenses                                  687,184         644,785          344,016        321,040
         Total Losses and Expenses Incurred         42,292,214      43,352,424       21,504,889     22,966,573
    Income from operations before
       income taxes                                 14,791,645       3,069,100       10,111,381        594,758

    Income tax expense (benefit)
       Current                                       4,364,358         216,223        2,947,335       (360,446)
       Deferred                                       (131,442)        188,835           65,858        331,499
                                                     4,232,916         405,058        3,013,193        (28,947)

    Net Income                                    $ 10,558,729    $  2,664,042    $   7,098,188  $     623,705


    INCOME PER SHARE - BASIC                      $       0.94    $       0.24    $        0.63  $        0.06


    Weighted Avg # of Shares Outstanding-Basic      11,179,758      11,110,549       11,179,758     11,110,549

    INCOME PER SHARE - DILUTED                    $       0.94    $       0.24    $        0.63  $        0.06


    Weighted Avg # of Shares Outstanding-Diluted    11,243,474      11,260,293       11,243,474     11,260,293


                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                                                          Net Unrealized
                                                                 Common                   Appreciation
                                                   Common        Stock                   (Depreciation)
                                                   Stock      Distributable               on Securities
                                                 (Par Value    (Par Value      Paid-In     Carried at      Retained      Treasury
                                                   $1.00)        $1.00)        Surplus     Fair Value      Earnings       Stock
Balance, January 1, 1996                         $ 6,899,060   $  689,545    $20,949,100   $13,259,988   $51,177,894  $  (321,707)
    Net income                                        -             -              -             -        18,349,158         -
    Unrealized appreication on available-for
      sale securities, net of deferred taxes          -             -              -         8,364,037         -             -
    Stock options exercised                           24,106        -            165,544         -             -          (15,799)
    Stock dividends                                  689,545    3,116,810          -             -        (3,806,355)        -
    Cash dividends declared                           -             -              -             -        (2,959,043)        -
Balance, December 31, 1996                       $ 7,612,711   $3,806,355    $21,114,644   $21,624,025   $62,761,654  $  (337,506)
    Net income                                        -             -              -             -        15,191,879         -
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes          -             -              -        11,052,547         -             -
    Stock options exercised                           83,678        -            542,344         -             -          (63,769)
    Proceeds from treasury share transactions         -             -            175,218         -             -             -
    Stock dividends                                3,806,131    (3,806,355)        -             -             -             -
    Cash dividends declared                           -             -              -             -        (4,221,415)        -
Balance, December 31, 1997                       $11,502,520   $    -        $21,832,206   $32,676,572   $73,732,118  $  (401,275)
    Net income                                        -             -              -             -        10,558,729         -
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes          -             -              -        (3,280,026)        -             -
    Stock options exercised                           20,085        -             97,988         -             -          (68,768)
    Proceeds from treasury share transactions         -             -            205,920         -             -             -
    Cash dividends declared                           -             -              -             -        (1,568,705)        -
Balance, June 30, 1998                           $11,524,002   $    -        $22,136,114   $29,396,546   $82,722,142  $  (470,043)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           June 30,       December 31,      June 30,
                                                                             1998             1997            1997
    Cash flows provided by operating activities:                                                            (Restated)
     Net Income                                                         $10,558,729      $ 15,191,879    $  2,664,042
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  547,904         1,018,894         456,530
              Realized investment gains                                  (7,637,647)      (15,370,384)       (379,060)
              Change in:
                  Deferred insurance acquisition costs                      389,512        (1,208,627)       (435,949)
                  Unearned premiums                                      (1,147,397)        4,153,016       4,436,544
                  Allowance for doubtful accounts receivable from agents     30,000            60,000          30,000
                  Accrued investment income                                 (13,477)          (22,752)         16,262
                  Receivables from agents, insureds and others             (830,925)       (2,168,094)     (4,086,931)
                  Balances due to/from reinsurers                           112,629          (284,774)         11,772
                  Reinsurance recoverable on paid and unpaid losses        (917,200)          755,956         797,471
                  Funds held by ceding reinsurers                           (43,235)           44,791          46,300
                  Income taxes payable                                    2,288,408        (2,554,594)     (4,913,763)
                  Deferred income taxes                                    (131,445)          (78,292)        188,835
                  Due to/from securities brokers                         (9,593,170)       11,191,845       5,873,473
                  Prepaid reinsurance premiums                              370,009           (39,840)         84,847
                  Other assets                                             (385,812)          339,684         379,385
                  Reserve for losses and loss adjustment expenses         2,892,172        23,769,975       8,683,367
                  Accounts payable                                          (23,518)         (806,814)        777,696
                  Accrued premium taxes                                    (160,828)         (225,410)       (402,062)
                          Net cash provided by operating activities      (3,695,291)       33,766,459      14,228,759

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           25,093,983        44,747,214      12,455,931
         Purchases of available-for-sale investments                    (22,412,160)      (78,773,489)    (26,273,105)
         Maturities of available-for-sale investments                     2,201,620         5,064,056       2,167,542
         Purchase of depreciable assets                                    (486,682)         (477,992)       (144,160)
                          Net cash used for investing activities          4,396,761       (29,440,211)    (11,793,792)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,568,706)       (4,226,165)     (2,680,685)
         Stock options exercised                                            323,993           626,022         441,984
         Net proceeds from sale of treasury stock                           (68,768)          111,449         (15,754)
                          Net cash used for financing activities         (1,313,481)       (3,488,694)     (2,254,455)

         Net increase (decrease) in cash                                   (612,011)          837,554         180,512
         Cash, beginning of period                                        1,202,548           364,994         364,994
         Cash, end of period                                            $   590,537      $  1,202,548    $    545,506

    Cash paid during the year for:
         Income taxes                                                   $ 2,182,031      $  9,164,506    $  5,130,000



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1998

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

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 annual report on Form 10-K. Wherever applicable, prior period's information has been restated to reflect the December 31, 1996 three-for-two stock split and the December 28, 1995 ten percent stock dividend.



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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. the following table sets forth the computation of basic and diluted EPS:


                                                                       June 30,
                                                                 1998            1997
                                                                               (Restated)
    Numerator:
      Consolidated net income                                $10,558,729     $ 2,664,042

    Denominator:
    Denominator for basic EPS - weighted average shares       11,179,758      11,110,549
     Effect of dilutive securities - employee stock options       63,716         149,744
    Denominator for diluted EPS                               11,243,474      11,260,293



   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 20,085 options exercised during the six months ended June 30, 1998 and there were 83,678 options exercised during the six months ended June 30, 1997. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1997 annual report.

   (5)   Dividends
         1998
         On April 29, 1998 a cash dividend of $.07 per share was declared to shareholders of record June 12, 1998 and paid June 26, 1998 in the amount of $785,379.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $606,799, $444,381 and $296,589 as of June 30, 1998, December
         31, 1997 and June 30, 1997, respectively.

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

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. However, despite a difficult year in 1997, management believes the company has turned in a solid six month performance, and that the outlook for the ramainder of the year is positive and on track with financial goals. The Company's business plan includes expansion of existing products into new geographic regions, as well as introduction of new coverages, which when combined with prudent underwriting standards will assure continued profitabil-ity for our shareholders. Indeed, when the industry's cycle reverses, the Company will be in an excellenent position to take advantage of premium rate increases.

For the six months ended June 30, 1998 gross premiums written decreased 2.1% over the same period in 1997. The decrease was due largely to increased com-petition in the Company's niche business, as well as continued rate inadequacy. The Company's plan to conteract the slight decrease in premium writings is to continue expansion into new states and introduction of new programs. In the first quarter of 1998 the Company became licensed in the state of Maryland, and plans to extend workers compensation coverage into new states continue. The Company has also introduced a business owners protection coverage, with plans to market the program in all states.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $44,814,531, $87,451,620 and $41,886,245 for the respective periods, and net unearned premiums were $46,264,452, $47,411,849 and $47,695,377 at each respective period.

                                                              Restated
                                  June 30,     December 31,   June 30,
                                    1998          1997          1997
     Gross Premiums Written       $46,464,458   $99,507,846   $47,448,552
     Reinsurance Ceded              2,742,067     7,943,050     1,040,917
     Net Premiums Written         $43,722,391   $91,564,796   $46,407,635
     Net Premiums Earned          $44,814,531   $87,451,620   $41,886,245
     Net Unearned Premium Reserve $46,264,452   $47,411,849   $47,695,377


The large increase in ceded premiums in 1997 is due to a new reinsurance agreement entered into during the year. CIC assumed and then fully ceded capitated dental premiums while retaining a brokerage fee. The Company is not expected to incur any net losses from this business.

The Company's underwriting results can be measured by reference to the com-bined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:


                                                                                  Restated
                                                 June 30,      December 31,       June 30,
Insurance Operating Ratios (Statutory Basis):      1998            1997             1997
          Loss and Loss Adjustment Expenses         60.4%           70.1%            61.9%
          Underwriting Expenses                     34.8%           32.1%            34.8%
          Combined Ratios                           95.2%          102.2%            96.7%

In 1997 the Company strengthened IBNR reserves by $14.5 million, which increased the loss ratio by 16.6%. Despite this large adjustment, the Company's com-bined loss and expense ratio still compares favorably with the commercial lines industry averages of 101.7% for the first quarter of 1998 and 103.3% for the year of 1997.

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

                                        June 30,          December 31,           June 30,
Investments:                              1998                1997                 1997
     Invested Assets                    $ 243,267,518       $ 245,644,042       $ 208,402,099
     Net Investment Income                  4,582,773           8,580,713           4,119,867
     Percent of Return to
       Average Carrying Value                   4.6%                4.9%                5.2%
     Realized Gains                         7,637,647          15,370,384             379,060
     Change in Unrealized Gains(Losses) $  (4,969,733)      $  16,746,287       $  11,661,117

The $4,969,733 decrease in unrealized gains for the six months of 1998 was composed of a $313,952 decrease in market value over cost of the Company's fixed maturities and a $4,655,781 decrease in market value over cost of the equity portfolio. The Company has taken over $7.5 million in realized gains in the first six months of 1998, without which there would have been an overall increase in unrealized gains. Future investment decisions will be based on the economy and the stock and bond markets. Net investment income for the six months of 1998 was up 11.2% over the like period of 1997, but the over-all rate of return on the investment portfolio has decreased slightly. Before tax unrealized gains were $44,540,225, $49,509,958 and $44,424,791 as of June
30, 1998, December 31, 1997 and June 30, 1997.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $74,364,510 as of June 30, 1998 compared with $71,472,338 as of December 31, 1997 and $56,385,730 as of June 30, 1997. In 1997 the Company increased
IBNR reserves by $14.5 million. This increase is expected to stabilize future development; however, management continues to closely monitor the development trends and projections as it attempts to contain the increased claim activity which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (84.2%, 85.7% and 82.6% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

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

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     June 30, 1998, December 31, 1997 and June 30, 1997

    CAPITOL INDEMNITY CORPORATION                             June 30,           December 31,      June 30,
    Balance Sheets                                              1998                 1997            1997
                                                                                                  (Restated)
    ASSETS
    Cash and Invested Assets                       $        225,435,790         $228,121,190    $192,334,844
    Other Assets                                             27,116,514           21,344,680      26,557,919
    Total Assets                                   $        252,552,304         $249,465,870    $218,892,763
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         73,228,293         $ 71,117,787    $ 55,997,813
    Unearned Premiums                                        45,575,721           46,667,861      47,076,076
    Other Liabilities                                        23,423,979           22,356,111      19,124,764
    Total Liabilities                                       142,227,993          140,141,759     122,198,653
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                    110,324,311          109,324,111      96,694,110
    Total Liabilities and Capital                  $        252,552,304         $249,465,870    $218,892,763

    Statements of Income
    Premiums Earned                                $         44,814,531         $ 87,304,679    $ 41,886,245
    Underwriting Deductions                                  42,118,516           91,152,886      43,996,585
    Net Underwriting Gain                                     2,696,015           (3,848,207)     (2,110,340)
    Investment Income Including Sales                        11,478,355           22,791,517       3,941,775
    Other Income                                                 44,785               28,708          34,222
    Income Tax Expense                                        3,902,675            5,809,963        (157,278)
    Net Income                                     $         10,316,480         $ 13,162,055    $  2,022,935


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          6,051,010         $  6,353,535    $  6,948,600
    Other Assets                                                614,006            1,903,026         201,555
    Total Assets                                   $          6,665,016         $  8,256,561    $  7,150,155
    LIABILITIES
    Reserve for Losses and Loss Expenses           $            389,047         $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Liabilities                                           382,199            1,818,683         297,392
    Total Liabilities                                           771,246            1,818,683         297,392
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,893,770            6,437,878       6,852,763
    Total Liabilities and Capital                  $          6,665,016         $  8,256,561    $  7,150,155
    Statements of Income
    Premiums Earned                                $             -              $     -         $     -
    Underwriting Deductions                                     (14,815)              (3,719)         10,329
    Net Underwriting (Loss) Gain                                (14,815)              (3,719)        (10,329)
    Investment Income Including Sales                           460,409              302,428         159,268
    Other Income                                                 -                    -               -
    Income Tax Expense (Benefit)                                116,706                9,111           2,062
    Net Income                                     $            358,518         $    297,036    $    146,877

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     August 6, 1998


                CAPITOL TRANSAMERICA CORPORATION
              ANNOUNCES RECORD SIX MONTHS EARNINGS


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450

Madison, Wisconsin, July 21, 1998 - George A. Fait, Chairman of Capitol Transamerica Corporation, announced that six months earnings were $10.6 million ($0.94 per share) compared with six months earnings of $2.7 million ($0.24 per share) in 1997. Six months income in 1998 included $5.0 million or $0.45 per share of after-tax realized gains while the six months income in 1997 included $250,000 or $0.02 per share of after-tax realized gains. Excluding realized gains, net income for the six months of 1998 was $0.49 per share compared with $0.22 per share for the same period last year. Unless otherwise noted, all per share amounts are presented on a diluted basis. Fourth quarter adjustments made in December 1997 for certain revenues and expenses in 1997 have been restated to provide a more accurate comparison by quarter.

     Second quarter 1998 earnings were $7.1 million or $0.63 per share compared with 1997 second quarter earnings of $624,000 or $0.06 per share. Second quar-ter 1998 earnings included $0.40 per share of after-tax realized gains, whereas the second quarter of 1997 included less than $0.01 per share. Excluding net realized gains, second quarter 1998 and 1997 income was $0.24 and $0.06 per share, respectively.

     Six months earned premiums written for 1998 were $44.8 million compared with $41.9 million for the first six months of 1997. Earned premiums written for the second quarter increased from $21.5 million in 1997 to $22.6 million for the like period in 1998.

     Net investment income for the first six months of 1998 was $4.6 million compared to $4.1 million for the same period of 1997, an increase of 11.2%. Net investment income for the second quarter was $2.3 million compared with $2.0 million for 1997, a 15.9% increase.

     Shareholders' investment increased significantly from $124.7 million at June 30, 1997 to $145.3 million at June 30, 1998, a 16.5% increase. Unrealized appreciation on investments, after realized investment gains, was $44.5 million at June 30, 1998, and after tax was $29.4 million. Total invested assets grew from $208.4 million at June 30, 1997 to $243.3 million at June 30, 1998, an in-crease of 16.7%. Cash dividends paid in the first six months of 1998 totaled $1.6 million or $0.14 per share.

     The Company's combined net loss, loss expense and general expense ratio for the first six months of 1998 was 95.2% compared with 96.7% for the like period in 1997. The Company's experience continues to be favorable compared to the in-dustry average of 101.7% for the first quarter of 1998 and 103.3% for the year of 1997.

     Fait reported that "The Company has turned in a solid six month performance and the outlook for the raminder of the year is positive and on track with fi-nancial goals. By continuing to take advantage of the resources generated by our strong surplus position, we are situated to meet the challenge of maintain-ing a realistically steady pattern of growth, expansion and profitablility."

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


                         FINANCIAL HIGHLIGHTS FOLLOW


                                   CAPITOL TRANSAMERICA CORPORATION
                                        SELECTED FINANCIAL DATA
                                    (in thousands, except per share)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Six months ended            Three months ended
                                                       June 30,                     June 30,
                                                    1998        1997            1998        1997
                                                             (Restated)                  (Restated)
    REVENUES
       Gross premiums written                    $  44,464   $  47,449       $  24,789   $  27,162
       Net premiums written                         43,722      46,408          23,349      26,561
       Net premiums earned                       $  44,814   $  41,886       $  22,566   $  21,526

    EXPENSES
       Claims and claim expenses                    26,944      27,678          13,881      14,840
       Other underwriting expenses                  15,348      15,674           7,624       8,126
          Total Losses and Expenses Incurred        42,292      43,352          21,505      22,966

       Underwriting income                           2,522      (1,466)          1,061      (1,440)

       Investment income                             4,583       4,120           2,287       1,973
       Realized investment gains                     7,638         379           6,741          33
       Other income                                     49          36              22          29
          Income from Operations Before
            Income Tax                              14,792       3,069          10,111         595

       Income tax expense                            4,233         405           3,013         (29)
            NET INCOME                           $  10,559   $   2,664       $   7,098   $     624

    EARNINGS PER SHARE - BASIC                   $    0.94   $    0.24       $    0.63   $    0.06

    EARNINGS PER SHARE - DILUTED                 $    0.94   $   0.24        $    0.63   $    0.06


                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                   1998            1997            1996           1995            1994
Per Share Information                            (Restated)
    Income per share - diluted $       0.94    $       0.24    $       0.67   $       0.63    $       0.47
    Consolidated net income    $     10,559    $      2,664    $      7,432   $      6,906    $      5,192
    Weighted average number
      of shares outstanding
      - diluted                      11,243          11,111          11,066         11,034          10,980
    Book value per share       $      12.95    $      11.18    $       8.89   $       7.38    $       6.01
    Shareholders' investment   $    145,307    $    124,692    $     98,457   $     81,595    $     66,250
    Dividends paid             $      1,581    $      2,699    $      2,222   $      1,205    $      1,869
    Shares outstanding               11,217          11,155          11,076         11,055          11,015
Company Statistics:
    Gross premiums written     $     46,464    $     47,449    $     43,653   $     33,930    $     29,446
    Net investment income      $      4,583    $      4,120    $      3,497   $      3,112    $      2,536
    Invested assets            $    243,268    $    208,402    $    157,949   $    123,889    $     94,417
    Total assets               $    288,942    $    252,218    $    194,135   $    151,564    $    118,197
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         60.4%           61.9%           50.8%          51.1%           47.7%
    Underwriting expenses             34.8%           34.8%           32.2%          32.5%           32.3%
    Combined ratios                   95.2%           96.7%           83.0%          83.6%           80.0%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                      June 30,     December 31      June 30,
                                                        1998           1997           1997
ASSETS                                                              (Restated)
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $54, $67,
      and $573, respectively)                        $     59       $     72       $    577
     State and municipal bonds (cost $66,334,
      $68,651, and $67,302, respectively)              70,603         73,239         71,891
     Corporate bonds (cost $818, $716,
      and $1,127, respectively)                           867            760          1,213
     Common stock (cost $110,607, $101,409,
      and $80,917, respectively)                      148,728        145,208        119,749
     Preferred stock (cost $6,270, $5,854,
      and $5,866, respectively)                         8,367          6,929          6,780
      Investment real estate                            8,695          8,123          7,192
    Short-term investments                              5,949         11,313          1,000
     Total Investments                                243,268        245,644        208,402

   Cash                                                   590          1,203            545
   Due from securities brokers                          5,212           -              -
   Receivables                                         23,602         23,335         27,626
   Other assets                                        16,270         16,500         15,645

     TOTAL ASSETS                                    $288,942       $286,682       $252,218


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 74,365       $ 71,472       $ 56,386
   Unearned premiums                                   46,264         47,412         47,695
   Other liabilities                                   23,005         28,456         23,445

     TOTAL LIABILITIES                               $143,634       $147,340       $127,526


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,523, 11,503,
      and 11,472 shares, respectively                $ 11,523       $ 11,503       $ 11,472
   Paid-in surplus                                     21,930         21,832         21,503
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes of
      $15,144, $16,833, and $15,104, respectively      29,397         32,676         29,320
   Retained earnings                                   82,928         73,732         62,750
   Less treasury stock, 305, 324 and 316 shares,
      respectively, at cost                              (470)          (401)          (353)

     TOTAL SHAREHOLDERS' EQUITY                       145,308        139,342        124,692

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $288,942       $286,682       $252,218


SHAREHOLDERS' EQUITY PER SHARE                       $  12.95       $  12.46       $  11.18

SHARES OUTSTANDING                                     11,217         11,179         11,155
Increase in Sharholders' Equity-
     June 30, 1997 to June 30, 1998                     16.5%
     June 30, 1996 to June 30, 1997                                    26.6%
                                                      21


