Form 10-Q/A
period 1998-06-30
CAPITOL TRANSAMERICA CORP
filed 1998-09-08
CIK 17385

We are submitting this amended 10Q due to the ommission of one item ($43,235) from our balance sheet as of June 30, 1998.

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

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1998

                 Common Stock, $1.00 Par Value;


                       Issued:        11,522,605

                       Outstanding:   11,217,013


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,      June 30,
                                                                                 1998           1997            1997
                                                                                                              (Restated)
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $54,012, $67,192
         and $573,240, respectively)                                       $     58,695    $     72,075    $    577,233
       State, municipal and political subdivision bonds (amortized
         cost $66,334,009, $68,651,060 and $67,302,035, respectively)        70,602,600      73,239,504      71,890,710
       Corporate bonds and notes (amortized cost $818,174,
         $716,722 and $1,126,919, respectively)                                 867,489         759,937       1,213,451
       Equity securities:
       Common stock (cost $110,607,273, $101,409,300 and
          $80,917,488, respectively)                                        148,727,611     145,208,469     119,749,118
       Nonredeemable preferred stock (cost $6,269,703, $5,854,291
          and $5,866,216, respectively)                                       8,367,001       6,928,541       6,780,177
       Investment real estate, at cost, net of depreciation                   8,695,480       8,122,638       7,191,665
       Short-term investments, at cost which
          approximates fair value                                             5,948,642      11,312,878         999,745
              Total Investments                                             243,267,518     245,644,042     208,402,099

    Cash                                                                        590,537       1,202,548         545,506
    Accrued investment income                                                 1,721,169       1,707,692       1,668,678
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $470,000, $440,000 and $410,000, respectively  21,621,406      20,820,481      22,769,318
    Balances due from reinsurers                                                259,811         122,916         144,800
    Funds held by ceding reinsurers                                              43,235
    Income taxes recoverable                                                      -             684,342       3,043,511
    Deferred insurance acquisition costs                                     13,797,429      14,186,941      13,414,263
    Prepaid reinsurance premiums                                                373,979         743,988         619,301
    Due from securities brokers                                               5,211,626           -               -
    Other assets                                                              2,054,910       1,569,325       1,611,023
              Total Assets                                                 $288,941,620    $286,682,275    $252,218,499



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,    December 31,        June 30,
                                                                                     1998          1997              1997
                                                                                                                   (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 51,238,825    $ 48,570,173    $ 37,548,444
      Reserve for loss adjustment expenses                                        23,125,685      22,902,165      18,837,286
      Unearned premiums                                                           46,264,452      47,411,849      47,695,377
         Total Policy Liabilities and Accruals                                   120,628,962     118,884,187     104,081,107

    Accounts payable                                                               5,782,049       5,805,568       7,390,078
    Due to securities brokers                                                        936,828       5,318,372           -
    Balances due to reinsurers                                                       669,888       1,337,564       1,699,018
    Accrued premium taxes                                                            176,335         337,163         160,511
    Income taxes payable                                                           1,497,986           -               -
    Deferred income taxes                                                         13,942,208      15,657,280      14,195,451
         Total Other Liabilities                                                  23,005,294      28,455,947      23,445,058

         Total Liabilities                                                       143,634,256     147,340,134     127,526,165


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,522,605, 11,502,520 and 11,471,850, respectively              11,522,605      11,502,520      11,471,850
    Paid-in surplus                                                               22,136,114      21,832,206      21,503,620
    Net unrealized appreciation on investment securities carried at fair value, net of deferred taxes of $15,143,679, $16,833,386
          and $15,104,429, respectively                                           29,396,546      32,676,572      29,320,362
    Retained earnings                                                             82,722,142      73,732,118      62,749,762

    Shareholders' investment before treasury stock                               145,777,407     139,743,416     125,045,594

    Treasury stock, 305,592, 323,638 and 316,448 shares,
          respectively, at cost                                                     (470,043)       (401,275)       (353,260)

          Total Shareholders' Investment                                         145,307,364     139,342,141     124,692,334

          Total Liabilities and Shareholders' Investment                        $288,941,620    $286,682,275    $252,218,499
    Book Value Per Share                                                        $      12.95    $      12.46    $      11.18

    Shares Outstanding                                                            11,217,013      11,178,882      11,155,402

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


