Form 10-Q
period 1998-09-30
CAPITOL TRANSAMERICA CORP
filed 1998-11-17
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1998  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (19 1/2) and low price (16 3/4), the aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1998 was approximately $203,364,965.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At September 30, 1998

                 Common Stock, $1.00 Par Value;


                       Issued:        11,526,008

                       Outstanding:   11,220,136


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21




                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                             September 30,   December 31,    September 30,
                                                                                 1998            1997            1997
                                                                                                              (Restated)
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $52,720, $67,192
         and $68,734, respectively)                                       $      57,391    $     72,075    $     72,917
       State, municipal and political subdivision bonds (amortized
         cost $66,286,975, $68,651,060 and $66,496,343, respectively)        72,148,464      73,239,504      71,176,467
       Corporate bonds and notes (amortized cost $818,920,
         $716,722 and $716,015, respectively)                                   808,249         759,937         769,966
       Equity securities:
       Common stock (cost $118,084,192, $101,409,300 and
          $85,111,557, respectively)                                        130,822,167     145,208,469     134,527,313
       Nonredeemable preferred stock (cost $6,769,703, $5,854,291
          and $5,116,216, respectively)                                       7,486,878       6,928,541       6,403,480
       Investment real estate, at cost, net of depreciation                   9,027,774       8,122,638       7,868,693
       Short-term investments, at cost which
          approximates fair value                                             1,106,541      11,312,878       5,522,365
              Total Investments                                             221,457,464     245,644,042     226,341,201

    Cash                                                                        398,876       1,202,548         475,062
    Accrued investment income                                                 1,755,114       1,707,692       1,671,665
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $485,000, $440,000 and $425,000, respectively  19,675,881      20,820,481      22,547,993
    Balances due from reinsurers                                              1,045,722         122,916         193,452
    Income taxes recoverable                                                  1,662,027         684,342       3,241,646
    Deferred insurance acquisition costs                                     13,300,265      14,186,941      14,118,308
    Prepaid reinsurance premiums                                                694,050         743,988         696,926
    Due from securities brokers                                               3,196,066           -           3,761,914
    Other assets                                                              2,042,036       1,569,325       1,374,816
              Total Assets                                                 $265,270,736    $286,682,275    $274,422,983



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                September 30,   December 31,    September 30,
                                                                                    1998            1997             1997
                                                                                                                  (Restated)
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 62,485,472    $ 48,570,173    $ 43,251,938
      Reserve for loss adjustment expenses                                        14,535,800      22,902,165      19,944,276
      Unearned premiums                                                           44,444,124      47,411,849      48,559,499
         Total Policy Liabilities and Accruals                                   121,465,396     118,884,187     111,755,713

    Accounts payable                                                               2,669,044       2,822,208       3,316,891
    Claim drafts outstanding                                                       3,146,577       2,983,360       4,113,569
    Due to securities brokers                                                          -           5,318,372           -
    Balances due to reinsurers                                                     1,610,463       1,337,564       1,922,623
    Accrued premium taxes                                                            710,914         337,163         222,580
    Deferred income taxes                                                          4,976,548      15,657,280      17,841,772
         Total Other Liabilities                                                  13,113,546      28,455,947      27,417,435

         Total Liabilities                                                       134,578,942     147,340,134     139,173,148


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,526,008, 11,502,520 and 11,484,503, respectively              11,526,008      11,502,520      11,484,503
    Paid-in surplus                                                               22,219,099      21,832,206      21,582,389
    Accumulated other comprehensive income, net of deferred taxes of
          $6,565,618, $16,833,386 and $18,850,035, respectively                   12,745,021      32,676,572      36,591,241
    Retained earnings                                                             84,677,582      73,732,118      65,965,128

    Shareholders' investment before treasury stock                               131,167,710     139,743,416     135,623,261

    Treasury stock, 305,592, 323,638 and 317,200 shares,
          respectively, at cost                                                     (475,916)       (401,275)       (373,426)

          Total Shareholders' Investment                                         130,691,794     139,342,141     135,249,835

          Total Liabilities and Shareholders' Investment                        $265,270,736    $286,682,275    $274,422,983
    Book Value Per Share                                                        $      11.65    $      12.46    $      12.11

    Shares Outstanding                                                            11,220,136      11,178,882      11,167,303

                                                  CAPITOL TRANSAMERICA CORPORATION
                                                  CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Nine Months          For the Three Months
                                                         Ended September 31,          Ended September 30,
                                                       1998           1997           1998            1997
                                                                   (Restated)                     (Restated)
    REVENUES
       Premiums earned                            $ 67,554,605    $ 64,559,628    $  22,740,074  $  22,673,383
       Net investment income                         6,891,630       6,240,578        2,308,857      2,120,711
       Realized investment gains                     7,569,431       4,030,552           31,528      3,651,492
       Other revenues (expenses)                        75,866          20,746           26,958        (15,606)
        Total Revenues                              82,091,532      74,851,504       25,107,417     28,429,980

    LOSSES AND EXPENSES INCURRED
       Losses incurred                              33,616,060      36,597,434       10,631,024     13,350,059
       Loss adjustment expenses incurred             6,345,384       7,256,117        2,385,866      2,825,773
       Underwriting, acquisition and
          insurance expenses                        21,517,086      22,381,220        7,246,122      6,915,351
       Decrease (Increase) in deferred
          insurance acquisition costs                  886,676      (1,139,994)         497,164       (704,045)
       Other expenses                                1,071,542         973,017          384,358        328,232
         Total Losses and Expenses Incurred         63,436,748      66,067,794       21,144,534     22,715,370
    Income from operations before
       income taxes                                 18,654,784       8,783,710        3,962,883      5,714,610

    Income tax expense (benefit)
       Current                                       5,768,167       2,033,040        1,437,722      1,816,817
       Deferred                                       (412,963)         89,550         (281,521)       (99,285)
                                                     5,355,204       2,122,590        1,156,201      1,717,532

    Net Income                                    $ 13,299,580    $  6,661,120    $   2,806,682  $   3,997,078


    INCOME PER SHARE - BASIC                      $       1.19    $       0.60    $        0.25  $        0.36


    Weighted Avg # of Shares Outstanding-Basic      11,193,710      11,130,388       11,193,710     11,130,388

    INCOME PER SHARE - DILUTED                    $       1.18    $       0.59    $        0.25  $        0.35


    Weighted Avg # of Shares Outstanding-Diluted    11,269,398      11,279,561       11,269,398     11,279,561


                                                                         5
                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT

                                                     Common
                                       Common        Stock                                                 Accumulated
                                       Stock      Distributable                                               Other
                                     (Par Value    (Par Value     Paid-In    Comprehensive    Retained   Comprehensive   Treasury
                                       $1.00)        $1.00)       Surplus        Income       Earnings      Income         Stock
Balance, January 1, 1996             $ 6,899,060   $  689,545   $20,949,100         -       $51,177,894  $13,259,988  $  (321,707)
  Comprehensive income
    Net income                             -            -             -       $18,349,158    18,349,158        -            -
    Other comprehensive income
    Unrealized appreication on a-
      vailable-for-sale securities,
      net of deferred taxes                -            -             -        13,953,518         -            -            -
    Less: reclassification adjust-
      ment, net of tax, for gain
      included in net income               -            -             -        (5,589,481)        -            -            -
    Other comprehensive income             -            -             -         8,364,037                  8,364,037        -
  Comprehensive income                     -            -             -       $26,713,195         -            -            -
    Stock options exercised               24,106        -           165,544         -             -            -          (15,799)
    Stock dividends                      689,545    3,116,810         -             -        (3,806,355)       -            -
    Cash dividends declared                -            -             -             -        (2,959,043)       -            -
Balance, December 31, 1996           $ 7,612,711   $3,806,355   $21,114,644         -       $62,761,654  $21,624,025  $  (337,506)
  Comprehensive income
    Net income                             -            -             -       $15,191,879    15,191,879        -            -
    Other comprehensive income
    Unrealized appreciation on a-
      vailable-for-sale securities,
      net of deferred taxes                -            -             -        21,197,000         -            -            -
    Less: reclassification adjust-
      ment, net of tax, for gain
      included in net income               -            -             -       (10,144,453)        -            -            -
    Other comprehensive income             -            -             -        11,052,547         -       11,052,547        -
  Comprehensive income                     -            -             -       $26,244,426         -            -            -
    Stock options exercised               83,678        -           542,344         -             -            -          (63,769)
    Proceeds from treasury share
      transactions                         -            -           175,218         -             -            -            -
    Stock dividends                    3,806,131    (3,806,355)       -             -             -            -            -
    Cash dividends declared                -            -             -             -        (4,221,415)       -            -
Balance, December 31, 1997           $11,502,520   $    -       $21,832,206         -       $73,732,118  $32,676,572  $  (401,275)
  Comprehensive income
    Net income                             -            -             -       $13,299,580    13,299,580        -            -
    Other comprehensive income (loss)
    Unrealized depreciation on a-
      vailable-for-sale securities,
      net of deferred taxes                -            -             -       (14,935,727)        -            -            -
    Less: reclassification adjust-
      ment, net of tax, for gain
      included in net income               -            -             -        (4,995,824)        -            -            -
    Other comprehensive loss               -            -             -       (19,931,551)        -      (19,931,551)       -
  Comprehensive loss                       -            -             -       $(6,631,971)        -            -            -
    Stock options exercised               23,488        -           115,142         -             -            -          (74,641)
    Proceeds from treasury share
      transactions                         -            -           271,751         -             -            -            -
    Cash dividends declared                -            -             -             -        (2,354,116)                    -
Balance, September 30, 1998          $11,526,008   $    -       $22,219,099         -       $84,677,582  $12,745,021  $  (475,916)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         September 30,    December 31,    September 30,
                                                                             1998             1997            1997
    Cash flows provided by operating activities:                                                            (Restated)
     Net Income                                                         $13,299,580      $ 15,191,879    $  6,661,120
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  874,968         1,018,894         727,618
              Realized investment gains                                  (7,569,431)      (15,370,384)     (4,030,552)
              Change in:
                  Deferred insurance acquisition costs                      886,676        (1,208,627)     (1,139,994)
                  Unearned premiums                                      (2,967,725)        4,153,016       5,300,666
                  Allowance for doubtful accounts receivable from agents     45,000            60,000          45,000
                  Accrued investment income                                 (47,422)          (22,752)         13,275
                  Receivables from agents, insureds and others            1,099,600        (2,168,094)     (3,880,606)
                  Balances due to/from reinsurers                           (98,483)         (284,774)        150,595
                  Reinsurance recoverable on paid and unpaid losses        (551,424)          755,956         835,110
                  Funds held by ceding reinsurers                           (43,235)           44,791          44,791
                  Income taxes payable                                     (977,685)       (2,554,594)     (5,111,898)
                  Deferred income taxes                                    (412,964)          (78,292)         89,550
                  Due to/from securities brokers                         (8,514,438)       11,191,845       2,111,559
                  Prepaid reinsurance premiums                               49,938           (39,840)          7,222
                  Other assets                                             (283,432)          339,684         498,812
                  Reserve for losses and loss adjustment expenses         5,548,934        23,769,975      15,493,851
                  Accounts payable                                           10,053          (806,814)        818,077
                  Accrued premium taxes                                     373,751          (225,410)       (339,993)
                          Net cash provided by operating activities         722,261        33,766,459      18,294,203

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           34,622,530        44,747,214      19,402,712
         Purchases of available-for-sale investments                    (39,467,991)      (78,773,489)    (38,392,532)
         Maturities of available-for-sale investments                     6,141,837         5,064,056       3,990,509
         Purchase of depreciable assets                                    (803,933)         (477,992)       (219,914)
                          Net cash used for investing activities            492,443       (29,440,211)    (15,219,225)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (2,354,116)       (4,226,165)     (3,462,172)
         Stock options exercised                                            410,381           626,022         533,182
         Net proceeds from sale of treasury stock                           (74,641)          111,449         (35,920)
                          Net cash used for financing activities         (2,018,376)       (3,488,694)     (2,964,910)

         Net increase (decrease) in cash                                   (803,672)          837,554         110,068
         Cash, beginning of period                                        1,202,548           364,994         364,994
         Cash, end of period                                            $   398,876      $  1,202,548    $    475,062

    Cash paid during the year for:
         Income taxes                                                   $ 6,885,845      $  9,164,506    $  7,099,520



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1998

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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128, "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. the following table sets forth the computation of basic and diluted EPS:


                                                                     September 30,
                                                                 1998            1997
                                                                               (Restated)
    Numerator:
      Consolidated net income                                $13,299,580     $ 6,661,120

    Denominator:
    Denominator for basic EPS - weighted average shares       11,193,710      11,130,388
     Effect of dilutive securities - employee stock options       75,688         149,173
    Denominator for diluted EPS                               11,269,398      11,279,561



   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 23,488 options exercised during the nine months ended Sep-tember 30, 1998 and there were 65,661 options exercised during the nine months ended September 30, 1997. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1997 annual report.

   (5)   Dividends
         1998
         On July 24, 1998 a cash dividend of $.07 per share was declared to shareholders of record September 11 and paid September 25 in the amount of $785,410.

         On April 29, 1998 a cash dividend of $.07 per share was declared to shareholders of record June 12, 1998 and paid June 26, 1998 in the amount of $785,191.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $705,748, $444,381 and $375,370 as of September 30, 1998,
         December 31, 1997 and September 30, 1997, respectively.

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

Inflation also has a significant impact on the insurance industry in general, as well as on the Company. Inflation creates higher claim costs, which are then matched currently against premiums whose rating statistics were developed from data of previous years. In recent inflationary periods, this has led to inade-quate rate structures, since rate regualtors are slow to grant rate adjustments at times when the overall economy is in an inflationary cycle. Studies have shown that premium rates trail the claim experience by a period of two years or more. Adequate premium rates continue to be of concern to the Company and the property casulaty industry.

OPERATING RESULTS

As mentioned in the Overview section, management believes that the property-casualty insurance industry is in a downward cycle. However, the Company has posted increased earnings in the first nine months of 1998. Despite severe rate competition resulting from over-capitalization of the industry as a whole and a decrease in premiums written, the Company maintains a strong surplus po-sition and has restored the combined loss and expense ratio to a level more typical of the Company's past operations. Management is guardedly optimistic that the market conditions will improve, and that the Company will be able to resume a realistically steady pattern of growth, expansion and profitability.

For the nine months ended September 30, 1998 gross premiums written decreased 9.0% over the same period in 1997. The decrease was due largely to increased competition in the Company's niche business, as well as continued rate inade-quacy. The Company's plan to conteract the slight decrease in premium writings is to continue expansion into new states and introduction of new programs. In the first quarter of 1998 the Company became licensed in the state of Maryland, and plans to extend workers compensation coverage into new states continue. The Company has also introduced a business owners protection coverage, with plans to market the program in all states.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $67,554,605, $87,451,620 and $64,559,628 for the respective periods, and net unearned premiums were $44,444,124, $47,411,849 and $48,559,499 at each respective period.

                                                                Restated
                                  September 30,  December 31, September 30,
                                      1998          1997          1997
     Gross Premiums Written       $68,227,907   $99,507,846   $75,017,251
     Reinsurance Ceded              3,591,089     7,943,050     5,149,735
     Net Premiums Written         $64,636,818   $91,564,796   $69,867,516
     Net Premiums Earned          $67,554,605   $87,451,620   $64,559,628
     Net Unearned Premium Reserve $44,444,124   $47,411,849   $48,559,499


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

The Company's underwriting results can be measured by reference to the com-bined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:


                                                                                  Restated
                                                September 30,    December 31,    September 30,
Insurance Operating Ratios (Statutory Basis):       1998            1997             1997
          Loss and Loss Adjustment Expenses         59.4%           70.1%            68.2%
          Underwriting Expenses                     34.4%           32.1%            33.0%
          Combined Ratios                           93.8%          102.2%           101.2%

In 1997 the Company strengthened IBNR reserves by $14.5 million, which increased the loss ratio by 16.6%. Despite this large adjustment, the Company's com-bined loss and expense ratio still compares favorably with the commercial lines industry averages of 104.0% for the first six months of 1998 and 103.3% for the year of 1997.

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

                                        September 30,        December 31,       September 30,
Investments:                                 1998                1997               1997
     Invested Assets                    $ 221,457,464       $ 245,644,042       $ 226,341,201
     Net Investment Income                  6,891,630           8,580,713           6,240,578
     Percent of Return to
       Average Carrying Value                   4.6%                4.9%                5.2%
     Realized Gains                         7,569,431          15,370,384           4,030,552
     Change in Unrealized Gains(Losses) $ (30,199,319)      $  16,746,287       $  14,967,215

The $30,199,319 decrease in unrealized gains for the nine months of 1998 was composed of a $1,218,949 increase in market value over cost of the Company's fixed maturities and a $31,418,268 decrease in market value over cost of the equity portfolio. The decrease in unrealized gains through nine months of 1998 is the result of the severe decline in the stock market in the third quarter combined with the fact that the Company has taken over $7.6 million in realized gains through September 31, 1998. Net investment income for the nine months of 1998 was up 10.4% over the like period of 1997, but the overall rate of return on the investment portfolio has decreased slightly. Before tax unrealized gains were $19,310,639,$49,509,958 and $55,441,276 as of September 30, 1998, December
31, 1997 and September 30, 1997.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $77,021,272 as of September 30, 1998 compared with $71,472,338 as of De-cember 31, 1997 and $63,196,214 as of September 30, 1997. In 1997 the Company increased IBNR reserves by $14.5 million. This increase is expected to stabi-lize future development; however, management continues to closely monitor the development trends and projections as it attempts to contain the increased claim activity which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.5%, 85.7% and 82.5% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

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

                                              INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                      Statutory Basis as Reported to State Regulatory Authorities
                                      September 30, 1998, December 31, 1997 and September 30, 1997

    CAPITOL INDEMNITY CORPORATION                    September 30,   December 31,    September 30,
    Balance Sheets                                       1998            1997            1997
                                                                                       (Restated)
    ASSETS
    Cash and Invested Assets                       $204,006,209      $228,121,190     $208,982,133
    Other Assets                                     24,864,098        21,344,680       29,997,737
    Total Assets                                   $228,870,307      $249,465,870     $238,979,870
    LIABILITIES
    Reserve for Losses and Loss Expenses           $ 75,965,447      $ 71,117,787     $ 62,885,917
    Unearned Premiums                                43,750,074        46,667,861       47,862,573
    Other Liabilities                                20,732,170        22,356,111       17,663,883
    Total Liabilities                               140,447,691       140,141,759      128,412,373
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                             88,422,616       109,324,111      110,567,497
    Total Liabilities and Capital                  $228,870,307      $249,465,870     $238,979,870

    Statements of Income
    Premiums Earned                                $ 67,554,605      $ 87,304,679     $ 64,559,628
    Underwriting Deductions                          62,872,796        91,152,886       67,544,656
    Net Underwriting Gain                             4,681,809        (3,848,207)      (2,985,028)
    Investment Income Including Sales                13,466,362        22,791,517        9,438,887
    Other Income                                         69,278            28,708           12,386
    Income Tax Expense                                5,009,985         5,809,963        1,445,690
    Net Income                                     $ 13,207,464      $ 13,162,055     $  5,020,555


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $  5,540,649      $  6,353,535     $  7,115,334
    Other Assets                                        321,253         1,903,026          660,615
    Total Assets                                   $  5,861,902      $  8,256,561     $  7,775,949
    LIABILITIES
    Payable to parent                              $      1,200      $      -         $    290,000
    Other Liabilities                                     8,944         1,818,683          587,157
    Total Liabilities                                    10,144         1,818,683          877,157
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                              5,851,758         6,437,878        6,898,792
    Total Liabilities and Capital                  $  5,861,902      $  8,256,561     $  7,775,949
    Statements of Income
    Underwriting Deductions                        $     18,871      $     (3,719)    $     11,412
    Net Underwriting (Loss) Gain                        (18,871)            3,719          (11,412)
    Investment Income Including Sales                   558,274           302,428          230,232
    Income Tax Expense (Benefit)                        118,551             9,111            2,039
    Net Income                                     $    420,852      $    297,036    $     216,781

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




Date:     November 9, 1998


                CAPITOL TRANSAMERICA CORPORATION
                 ANNOUNCES NINE MONTHS EARNINGS


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450

Madison, Wisconsin, October 29, 1998 - George A. Fait, Chairman of Capitol Transamerica Corporation, announced that nine months earnings were $13.3 million ($1.18 per share) compared with nine months earnings of $6.7 million ($0.59 per share) in 1997, a 99.6% increase. Nine months income in 1998 included $5.0 mil-lion or $0.44 per share of after-tax realized gains while the nine months in-come in 1997 included $2.7 million or $0.24 per share of after-tax realized gains. Excluding realized gains, net income for the nine months of 1998 was $8.3 million or $0.74 per share compared with $4.0 million or $0.35 per share for the same period last year. Unless otherwise noted, all per share amounts are presented on a diluted basis. Fourth quarter adjustments made in December 1997 for certain revenues and expenses in 1997 have been restated to provide a more accurate comparison for each quarter.

     Third quarter 1998 earnings were $2.8 million or $0.25 per share compared with 1997 third quarter earnings of $4.0 million or $0.35 per share. Third quar-ter 1998 earnings included $21,000 of after-tax realized gains, whereas the third quarter of 1997 included $2.4 million or $0.21 per share. Excluding net realized gains, third quarter 1998 and 1997 income was $0.25 and $0.14 per share, respectively.

     Nine months earned premiums increased 4.6% from $64.6 million in 1997 to $67.6 million in 1998. Earned premiums for the third quarter were $22.7 milion for both 1998 and 1997.

     Net investment income for the nine months of 1998 was $6.9 million compar-ed to $6.2 million for the same period of 1997, an increase of 10.4%. Net in-vestment income for the third quarter was $2.3 million compared with $2.1 million for 1997, an 8.9% increase.

     While retained earnings and paid up capital increased 19.6% from September 30, 1997 to September 30, 1998, the Company saw an overall decrease in share-holders' investment. A decrease of $23.8 million in after-tax unrealized gians on a portion of the Company's equity investment portfolio led to the value change in total shareholders' investment from $135.2 million at September 30, 1997 to $130.7 million at September 30, 1998. The value of total invested assets decreased from $226.3 million at September 30, 1997 to $221.5 million at September 30, 1998, reflecting the decline in the stock market in the third quarter of 1998. Cash dividends paid through the third quarter of 1998 totaled $2.4 million or $0.21 per share.

     The Company's combined net loss, loss expense and general expense ratio for the nine months of 1998 was 93.8% compared with 101.2% for the like period in 1997. The Company's experience continues to be favorable compared to the in-dustry average of 104.0% for the six months of 1998 and 103.3% for the year of 1997.

     Fait reported that "The Company posted increased earnings in the first nine months of 1998, despite severe rate competition resulting from over-capi-talization of the industry as a whole and a decrease in premiums written. The Company maintains a strong surplus position and has restored the combined loss and expense ratio to a level more typical of the Company's past operations. We are guardedly optimistic that market conditions will improve and that the Company will be able to resume a realistically steady pattern of growth, expan-sion and profitability."

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


                         FINANCIAL HIGHLIGHTS FOLLOW


                                   CAPITOL TRANSAMERICA CORPORATION
                                        SELECTED FINANCIAL DATA
                                    (in thousands, except per share)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Nine months ended            Three months ended
                                                     September 30,                September 30,
                                                    1998        1997            1998        1997
                                                             (Restated)                  (Restated)
    REVENUES
       Gross premiums written                    $  68,228   $  75,017       $  21,763   $  27,569
       Net premiums written                         64,637      69,868          20,914      23,460
       Net premiums earned                       $  67,555   $  64,560       $  22,740   $  22,673

    EXPENSES
       Claims and claim expenses                    39,962      43,854          13,017      16,176
       Other underwriting expenses                  23,475      22,214           8,128       6,539
          Total Losses and Expenses Incurred        63,437      66,068          21,145      22,715

       Underwriting income                           4,118      (1,508)          1,595         (42)

       Investment income                             6,892       6,241           2,309       2,121
       Realized investment gains                     7,569       4,030              32       3,651
       Other income                                     76          21              27         (15)
          Income from Operations Before
            Income Tax                              18,655       8,784           3,963       5,715

       Income tax expense                            5,355       2,123           1,156       1,718
            NET INCOME                           $  13,300   $   6,661       $   2,807   $   3,997

    EARNINGS PER SHARE - BASIC                   $    1.19   $    0.60       $    0.25   $    0.36

    EARNINGS PER SHARE - DILUTED                 $    1.18   $    0.59       $    0.25   $    0.35


                    COMPARATIVE FINANCIAL HIGHLIGHTS- Nine Months Ended September 30,

                                   1998            1997            1996           1995            1994
Per Share Information                            (Restated)
    Income per share - diluted $       1.18    $       0.59    $       1.06   $       0.89    $       0.71
    Consolidated net income    $     13,300    $      6,661    $     11,741   $      9,763    $      7,794
    Weighted average number
      of shares outstanding
      - diluted                      11,269          11,280          11,071         11,041          11,000
    Book value per share       $      11.65    $      12.11    $       9.62   $       7.87    $       6.18
    Shareholders' investment   $    130,692    $    135,250    $    106,575   $     87,043    $     68,148
    Dividends paid             $      2,372    $      3,487    $      2,979   $      1,871    $      2,404
    Shares outstanding               11,220          11,167          11,079         11,061          11,026
Company Statistics:
    Gross premiums written     $     68,228    $     75,017    $     67,444   $     52,173    $     44,913
    Net investment income      $      6,892    $      6,241    $      5,261   $      4,781    $      3,889
    Invested assets            $    221,457    $    226,341    $    170,914   $    137,768    $    101,051
    Total assets               $    265,271    $    274,423    $    207,856   $    163,903    $    124,806
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         59.4%           68.2%           51.5%          50.5%           47.9%
    Underwriting expenses             34.4%           33.0%           31.8%          32.9%           31.9%
    Combined ratios                   93.8%          101.2%           83.3%          83.4%           79.8%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                   September 30,   December 31,    September 30,
                                                       1998            1997            1997
ASSETS                                                              (Restated)
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $53, $67,
      and $69, respectively)                        $     57        $     72     $     73
     State and municipal bonds (cost $66,287,
      $68,651, and $66,496, respectively)             72,148          73,239       71,176
     Corporate bonds (cost $819, $717,
      and $716, respectively)                            808             760          770
     Common stock (cost $118,084, $101,409,
      and $85,112, respectively)                     130,822         145,208      134,527
     Preferred stock (cost $6,770, $5,854,
      and $5,116, respectively)                        7,487           6,929        6,404
      Investment real estate                           9,028           8,123        7,869
    Short-term investments                             1,107          11,313        5,522
     Total Investments                               221,457         245,644      226,341

   Cash                                                  399           1,203          475
   Due from securities brokers                          3,196           -           3,762
   Receivables                                         24,139         23,335       27,655
   Other assets                                        16,080         16,500       16,190

     TOTAL ASSETS                                    $265,271       $286,682     $274,423


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 77,021       $ 71,472     $ 63,196
   Unearned premiums                                   44,444         47,412       48,560
   Other liabilities                                   13,114         28,456       27,417

     TOTAL LIABILITIES                               $134,579       $147,340     $139,173


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,526, 11,503,
      and 11,485 shares, respectively                $ 11,526       $ 11,503       $ 11,485
   Paid-in surplus                                     22,219         21,832         21,582
   Accumulated other comprehensive income, net of
      deferred taxes of $6,566, $16,833, and
      $18,850, respectively                            12,745         32,676         36,591
   Retained earnings                                   84,678         73,732         65,965
   Less treasury stock, 306, 324 and 317 shares,
      respectively, at cost                              (476)          (401)          (373)

     TOTAL SHAREHOLDERS' EQUITY                       130,692        139,342        135,250

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $265,271       $286,682       $274,423


SHAREHOLDERS' EQUITY PER SHARE                       $  11.65       $  12.46       $  12.11

SHARES OUTSTANDING                                     11,220         11,179         11,167

