Form 10-K
period 1998-12-31
CAPITOL TRANSAMERICA CORP
filed 1999-03-31
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998   Commission file number: 0-2047

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

                               YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. { }

Based on the closing average of the bid (14 1/2) and asked price (19 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 12, 1999 was approximately $190,885,605.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                           At March 12, 1999

                     Common Stock, $1.00 Par Value

                         Issued:      11,535,761

                         Outstanding: 11,228,565

DOCUMENTS INCORPORATED BY REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Por-tions of the proxy statement for the annual shareholders meeting to be held
May 17, 1999 are incorporated by reference into Part III.


                             Total Pages:  39


                         Form 10-K (Annual Report)
                    Capitol  Transamerica Corporation
                                  Part I


Item 1. Business

(a)  General Development of Business
     Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $277 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC) and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. CIC writes a complete portfolio of fidelity and surety bonds and specialty insurance coverages, while CSIC has been largely inactive due to market conditions. CIC operates on an admitted basis in thirty-six states and on an excess/surplus lines basis in one state. CFC provides premium financing for the insurance companies.

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

(b)  Information about Industry Segments

     General:
     The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety in-surance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 1998 and 1997, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in ex-cess of 10% of the Company's gross premiums in 1998, 1997 or 1996. During 1998, 1997 and 1996, direct premiums written in Wisconsin accounted for approximately 17%, 17% and 18%, respectively, and direct premiums written in Illinois accounted for approximately 14%, 13% and 13%, respectively, of the total direct premiums written by the Company. No other states exceeded 10%.

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

     CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 1998, CIC reported $102.9 million in surplus as regards policyholders, approximately $82.2 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience the Company's ratios are substantially less than the requirement and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $111.9 million at December 31, 1998.

     Importance and Effect of Licenses:
     Generally speaking, insurance companies must be licensed in the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

     Number of Persons Employed:
     Capitol Transamerica Corporation and subsidiaries employ approximately 200 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1998
                                 Gross          Ceded            Net
    Accident and Health      $ 1,884,645     $1,596,313     $   288,332
    Burglary and Glass             4,897           -              4,897
    Fidelity                   1,172,166         50,915       1,121,251
    Fire and Allied Lines        319,109          5,621         313,488
    Inland Marine                828,791        714,331         114,460
    Liability                  9,669,318        136,386       9,532,932
    Commercial Multiple Peril 49,502,961      1,914,558      47,588,403
    Workers' Compensation      4,059,756           -          4,059,756
    Surety                    20,487,509        735,055      19,752,454
                             $87,929,152     $5,153,179     $82,775,973

                                                 1997
                                 Gross          Ceded            Net
    Accident and Health      $ 5,090,314     $4,817,208     $   273,106
    Burglary and Glass             4,189           -              4,189
    Fidelity                   1,230,700         22,697       1,208,003
    Fire and Allied Lines        424,516          4,296         420,220
    Inland Marine              1,076,850        953,052         123,798
    Liability                 10,967,296        143,567      10,823,729
    Commercial Multiple Peril 52,132,045      1,599,619      50,532,426
    Workers' Compensation      3,381,685           -          3,381,685
    Surety                    25,200,251        402,612      24,797,639
                             $99,507,846     $7,943,051     $91,564,795

                                                 1996
                                 Gross          Ceded            Net
    Accident and Health      $   238,615     $     -        $   238,615
    Burglary and Glass            32,189           -             32,189
    Fidelity                   1,317,643         25,958       1,291,685
    Fire and Allied Lines        698,783           (271)        699,054
    Inland Marine                987,201          2,802         984,399
    Liability                 13,048,828        130,503      12,918,325
    Commercial Multiple Peril 48,790,958      1,027,117      47,763,841
    Workers' Compensation      2,470,176         17,104       2,453,072
    Surety                    23,354,994        492,849      22,862,145
                             $90,939,387     $1,696,062     $89,243,325

                                                 1995
                                 Gross          Ceded            Net
    Accident and Health      $   222,137     $     -        $   222,137
    Burglary and Glass            52,045           -             52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Lines        593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968


                                                 1994
                                 Gross          Ceded            Net
    Accident & Health        $   223,193     $     -        $   223,193
    Burglary and Glass            50,646           -             50,646
    Fidelity                   1,059,233         90,495         968,738
    Fire and Allied Line         797,229         43,821         753,408
    Inland Marine                 98,927          3,524          95,403
    Liability                  9,309,300        307,242       9,002,058
    Reinsurance                   22,359           -             22,359
    Commercial Multiple Peril 37,639,679        994,496      36,645,183
    Workers' Compensation      1,623,361         57,099       1,566,262
    Surety                     7,740,415        415,724       7,324,691
                             $58,564,342     $1,912,401     $56,651,941


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

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                 1998          1997           1996
    Balances as of January 1,               $ 71,472,338   $ 47,702,363   $ 38,584,084
    Reinsurance balances                            (594)       225,367        (45,321)
    Net reserves                              71,471,744     47,927,730     38,538,763

    Incurred losses and loss adjustment expenses related to:
         Current year                         49,862,090     43,042,827     36,041,564
         Prior years:
            Direct losses (net of recoveries)  4,091,923     10,725,730      1,516,382
            Direct loss adjustment expenses
              (net of recoveries)             (1,956,631)     2,141,661      1,901,083
            Discontinued assumed reinsurance     379,732      5,218,184      1,706,747
                Total prior years              2,515,024     18,085,575      5,124,212

    Total incurred                            52,377,114     61,128,402     41,165,776

    Paid losses and loss adjustment expenses related to:
         Current year                         20,035,517     16,327,601     15,487,239
         Prior years                          26,370,166     21,160,666     16,245,614
    Total paid                                46,405,683     37,488,267     31,732,853

    Other adjustments, net                       (40,895)       (96,121)       (43,956)

    Net balance at December 31                77,402,280     71,471,744     47,927,730
    Reinsurance balances                       1,101,770            594       (225,367)

    Balance at December 31,                 $ 78,504,050   $ 71,472,338   $ 47,702,363


(g) Loss Reserve Development            Consolidated (in millions of dollars)
    Year ended:                   1989   1990   1991   1992   1993   1994   1995   1996   1997   1998
    Reserves for losses and loss
      adjustment expense        $ 14.2 $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5 $ 47.7 $ 71.5 $ 78.5

    Re-estimated reserves:
      One year later              15.3   15.0   19.5   21.2   25.5   33.8   43.4   65.8   75.1
      Two years later             16.1   18.3   21.3   23.8   31.2   37.5   57.7   65.9    -
      Three years later           18.1   19.9   22.7   28.3   33.5   51.4   56.2    -      -
      Four years later            19.2   21.3   25.9   30.7   43.6   48.2    -      -      -
      Five years later            20.2   23.8   27.9   38.6   42.7    -      -      -      -
      Six years later             21.8   25.6   34.7   38.0    -      -      -      -      -
      Seven years later           23.6   31.6   34.2    -      -      -      -      -      -
      Eight years later           28.6   31.7    -      -      -      -      -      -      -
      Nine years later            29.1    -      -      -      -      -      -      -      -

    Cumulative deficiency        (14.9) (17.6) (19.7) (19.9) (23.4) (20.7) (17.7) (18.2)  (3.6)

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations           (14.4) (13.8) (13.0) (11.8) (10.8)  (9.7)  (8.8)  (7.3)  (6.0)

    Cumulative redundancy
    (deficiency) from
    continuing operations         (0.5)  (3.8)  (6.7)  (8.1) (12.6) (11.0)  (8.9) (10.9)   2.4

    Cumulative amount of liability paid through:

      One year later               5.9    5.7    7.6    9.4    9.9   12.2   16.2   21.2   26.4
      Two years later              8.7   10.1   12.7   14.1   17.2   21.4   26.6   34.6     -
      Three years later           12.0   13.4   15.4   18.9   23.6   27.5   34.2     -      -
      Four years later            13.7   15.2   18.7   23.0   27.0   31.7     -      -      -
      Five years later            14.6   17.5   21.6   25.0   28.7     -      -      -      -
      Six years later             15.9   19.7   22.8   26.5     -      -      -      -      -
      Seven years later           17.9   20.6   23.9     -      -      -      -      -      -
      Eight years later           18.7   21.6     -      -      -      -      -      -      -
      Nine years later            19.6     -      -      -      -      -      -      -      -

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


(h) Reconciliation of Statutory to Generally Accepted Accounting Principles
    (GAAP) reserves:

      Balance, December 31, as reported to                For the Year Ended December 31,
      Insurance Commissioner of the                       1998           1997           1996
      State of Wisconsin:
                  - CIC                              $ 77,094,939   $ 71,117,787   $ 47,458,573

                  - CSIC                                  367,612           -              -

      Funds withheld from reinsurers, reclassified
        to loss reserves on a GAAP basis                  408,516        447,658        489,808

      Reserve for return of disability premiums,
        reclassified to loss reserves on a GAAP basis      24,064         18,686         14,820

      GAAP adjustment to gross up reserves
           for the effect of reinsurance                  669,190            594       (225,367)

      Other, net                                          (60,271)      (112,387)       (35,471)

      Balance, December 31, on a GAAP basis          $ 78,504,050   $ 71,472,338   $ 47,702,363

Item 2. Properties

      Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin, 53705, as follows:

          Approximately 38,098 square feet occupying a portion of the 1st, 2nd, 6th, 9th and 10th floors and all of the 11th, 12th, 13th and 14th floors. The term of the lease is from June 1, 1996 through May 31, 1999.

      The Company also leases approximately 2,000 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

      The Company also leases 1,190 square feet of office space in Las Vegas, Nevada. The term of the lease is from November 1, 1996 to October 31, 1999.

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1998, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 1998.

Item 5. Market Information, Dividends and Other Information

On March 12, 1999, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock during 1998 was a low of 15 and a high of 22 3/4 with the equivalent of 3,996,900 shares traded.

Quarterly high and low quoted prices are obtained from the National Association of Securities Dealers are illustrated below.

                           1998                             1997
Quarter           High      Low    Dividends       High      Low    Dividends
  First         22 1/4    19 3/4    $.07         27 3/8    20 1/8    $.17
  Second        21 7/16   19         .07         27 1/2    19 1/4     .07
  Third         22 3/4    16 3/4     .07         27 1/2    25 1/2     .07
  Fourth        20 1/4    15         .07         28 1/8    21         .07
  Year          22 3/4    15        $.28         28 1/8    19 1/4    $.38

For the period January 1 through March 12, 1999, the high ask price was 19 1/2 and the low bid price was 14 1/2. A regular cash dividend of $.07 per share was paid on March 26, 1999, to shareholders of record on March 12, 1999.

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

   Transfer Agent and Registrar                Annual Meeting

   Firstar Trust Co.                           The Company's Annual Meeting
   Corporate Trust Department                  will be held Monday, May 17,
   1555 N. RiverCenter Drive                   1999, 4:00 PM at the
   Suite 301                                   Marriot Inn - Madison West
   Milwaukee, Wisconsin 53212                  1313 John Q. Hammond Drive
                                               Middleton, Wisconsin 53562
   Common Stock

   Listed:  OTC
   Quoted:  NASD (CATA)


Item 6.  FIVE YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA:

                                                       1998          1997          1996          1995          1994
 Gross Premiums Written                           $ 87,929,152  $ 99,507,846  $ 90,939,387  $ 70,878,492  $ 58,564,342
 Net Premiums Written                             $ 82,775,973  $ 91,564,795  $ 89,243,325  $ 68,356,968  $ 56,651,941
 Premiums Earned                                  $ 88,629,476  $ 87,451,620  $ 77,347,319  $ 63,865,500  $ 52,461,456
 Net Investment Income                               9,119,936     8,580,713     7,155,382     6,635,123     5,359,606
 Realized Investment Gains (Losses)                 13,198,139    15,370,384     8,468,911     3,587,323      (106,188)
 Other Revenues                                        113,005        36,801       382,130       144,866       118,353
 Total Revenues                                    111,060,556   111,439,518    93,353,742    74,232,812    57,833,227
 Losses and Loss Adjustment Expenses Incurred       52,377,114    61,128,402    41,165,776    34,099,463    27,536,054
 Underwriting and Other Expenses                    30,682,454    28,587,186    26,680,657    21,497,664    17,883,570
 Total Losses Incurred and Expenses                 83,059,568    89,715,588    67,846,433    55,597,127    45,419,624
 Income from Operations Before Income Taxes         28,000,988    21,723,930    25,507,309    18,635,685    12,413,603
 Income Tax Expense                                  8,577,075     6,532,051     7,158,151     4,705,279     3,166,363
 Consolidated Net Income                          $ 19,423,913  $ 15,191,879  $ 18,349,158  $ 13,930,406  $  9,247,240
 Weighted Average Number of Shares Outstanding
      - Basic                                       11,206,018    11,151,428    11,077,501    11,049,660    11,012,621
 Weighted Average Number of Shares Outstanding
      - Diluted                                     11,280,442    11,285,751    11,315,758    11,190,198    11,184,566
 Income Per Share - Basic                         $       1.73  $       1.36  $       1.66  $       1.26  $       0.84
 Income Per Share - Diluted                       $       1.72  $       1.35  $       1.62  $       1.24  $       0.83
 Total Cash Dividends Per Share                   $       0.28  $       0.38  $       0.33  $       0.24  $       0.27
 Consolidated Net Income and Cash Dividends Stated
    as a Ratio to Beginning Shareholders' Equity         16.2%         16.7%         23.8%         25.3%         18.6%
 Year End Financial Position:
    Assets                                        $277,359,597  $286,682,275   $228,885,454  $176,730,156 $127,633,195
    Shareholders' Investment                       141,315,973   139,342,141    116,581,883    92,653,880   67,979,174
    Book Value Per Share                          $      12.59  $      12.46   $      10.50  $       8.37 $       6.15
 Shares Outstanding                                 11,222,180    11,178,882     11,103,297    11,068,161    11,032,433
 Insurance Operating Ratios (Statutory Basis):
    Losses and Loss Adjustment Expenses to
      Net Premiums Earned                                59.4%         70.1%          53.5%         53.2%         52.3%
    Underwriting Expenses to Net Premiums Written        35.6%         32.1%          33.5%         32.8%         32.4%
    Combined Ratio                                       95.0%        102.2%          87.0%         86.0%         84.7%
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 37 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 75% of the business written while the fidelity-surety segement accounts for approximately 25% of the Company's business.

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

Adequate premium rates continue to be of concern to the Company and the property-casualty insurance industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased compe-tition in the Company's niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased mar-keting efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview, the property-casualty insurance industry is in a downward cycle. However, despite a decrease in premium writings, the Company had a profitable year in 1998. The increased claim activity that the Company experienced in 1997 has stabilized, as indicated by the decrease in the com-bined ratio. The marketing strategy of expansion into new states and the addition of compatible coverages continues to be the focus as the Company approaches the new millenium.

Gross premiums written during 1998 were $87,929,152, compared with $99,507,846 in 1997 and $90,939,387 in 1996.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 1998 totaled $88,629,476, compared with $87,451,620 and $77,347,319 in 1997 and 1996, respectively. The net un-
earned premium reserve was $41,541,432, $47,411,849 and $43,258,833 at each yearend.

                                       1998          1997          1996
      Gross Premiums Written       $87,929,152   $99,507,846   $90,939,387
      Reinsurance Ceded              5,153,179     7,943,050     1,696,062
      Net Premiums Written         $82,775,973   $91,564,796   $89,243,325
      Net Premiums Earned          $88,629,476   $87,451,620   $77,347,319
      Net Unearned Premium Reserve $41,541,432   $47,411,849   $43,258,833

The large increase in ceded premiums in 1997 and 1998 is due to a new reinsur-ance agreement entered into during 1997. CIC assumes and fully cedes certain accident and health premiums while retaining a brokerage fee. Management be-lieves the Company should not incur any net losses from this business.

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

Insurance Operating Ratios (Statutory Basis):          1998        1997        1996
      Losses and Loss Adjustment Expenses             59.4%       70.1%       53.5%
      Underwriting Expenses                           35.6%       32.1%       33.5%
      Combined Ratios                                 95.0%      102.2%       87.0%

The Companys' combined ratio continues to compare favorably with the industry average, which is projected to be 105% for the year 1998.

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

Interest and Dividend Income: Interest on fixed maturities is recorded as in-come when earned and is adjusted for any amortization of purchase premium or accretion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

Investments:                                  1998          1997          1996
       Invested Assets                    $238,140,592  $245,644,042  $184,801,846
       Net Investment Income                 9,119,936     8,580,713     7,155,382
       Percent of Return to
        Average Carrying Value                    4.5%          4.9%          5.1%
       Realized Gains                       13,198,139    15,370,384     8,468,911
       Change in Unrealized Gains         $(21,787,587) $ 16,746,284  $ 12,672,783

The net decrease in unrealized gains of $21,787,587 for 1998 was comprised of a $2,214,372 increase in fixed maturities and a decrease of $24,001,959 in equity securities.

Net investment income in 1998 amounted to $9,119,936, compared with $8,580,713 and $7,155,382 in 1997 and 1996, respectively.
Unrealized gains were $27,722,374, $49,509,958 and $32,763,674 at each respective year end.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss ad-justment expenses were $78,504,050 at December 31, 1998 compared with $71,472,338 at December 31, 1997. This increase is a combination of giving con-sideration for increases in premium volume, increased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (85.9% in 1998, 85.7% in 1997 and 80.7% in 1996) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Com-pany maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the course of ordinary business involvement and activities. The Company has no material capital expenditure commitments.

MARKET RISK

Market risk is defined by the Securities Exchange Commission as exposure to ad-verse fluctuations in interest rates and commodity or other price changes. The Company does not invest in derivatives or similar financial instruments which are highly sensitive to market risk and which are the main focus of the new re-quirements. However, the requirements are broad enough in scope to encompass the potential impact of interest rate fluctuations on the Company's fixed in-come portfolio, as well as the potential impact of a severe drop in the stock market on the Company's common stock portfolio.

The following table shows the interest rate sensitivity of the Company's fixed income investments (bonds and preferred stock) by presenting the projected im-pact of a parallel rise or decline in interest rates of 100 and 200 basis points. The interest rate fluctuation is assumed to have occurred on January 1, 1999 and remain in effect for the life of the fixed income portfolio.

                                                          Basis Point Increase/(Decrease)
                                                                    Current Mkt
     Portfolio Characteristics            (200)          (100)          Rate          100          200
     Market Value ($000's)               $90,664        $87,044       $82,913       $70,576      $74,155
     Mkt Value/Statement Value (%)        119.7%         114.9%        109.5%        103.7%        97.9%
     Effective Duration (years)             3              4             4             4            4

The valuation of the Company's common stock portfolio is subject to equity price risk. Based on a similar drop in the Dow Jones industrial average in 1998, a decrease in market prices of 10% would reduce the fair value of the Company's common stock portfolio approximately $16.5 million, from $135.4 million to $118.9 million.

The Company's investment portfolio is actively managed to minimize downward price risk.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential problems related to the approaching year 2000. Older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may misinterpret a date, using "00" as the year 1900 rather than year 2000.

Over the past three years the Company has incurred approximately $2.3 million of expenses in updating its mangement system to alleviate potential year 2000 problems. This process is substantially completed, with only final testing and minor adjustments remaining. The additional expense for the testing and ad-justments is expected to be less than $100,000. As a result of these efforts, the Company is confident that the year 2000 will not cause a significant dis-ruption to its business.

The Company has also assessed the potential impact of year 200 related problems that may be encountered by our agents and third parties, and determined that any impact would not be material relative to the operations of the Company. However, there can be no guarantee that actual results would not differ materially from those anticipated; therefore, the Company has developed a con-tingency plan in the event of a worst-case scenario.

Item 8. Financial Statements and Supplementary Data

      Financial Statements

      The financial statements filed by CTC in connection with this Annual Report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

         (1) Capitol Transamerica Corporation Consolidated Financial Statements:

         (2) Report of independent auditors.

         (3) Consolidated balance sheets - December 31, 1998 and 1997.

         (4) Consolidated statements of income - for each of the three years in the period ended December 31, 1998.

         (5) Consolidated statements of shareholders' investment and compre-hensive income- for each of the three years in the period ended December 31, 1998.

         (6) Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1998.

         (7) Notes to consolidated financial statements.

Item 9. Disagreements of Accounting and Financial Disclosures

      None.

Item 10. Directors and Executive Officers of CTC
                                              Part III
(a) Directors

      Name (Age)                                                 Other Directorships, Business           Expire at
Date of Original Election       Principal Occupation       Experience and Miscellaneous Information   Annual Mtg. in:

Paul J. Breitnauer (59)   Vice President and Treasurer of    Mr. Breitnauer has been associated with        1999
        1986              the Company; Senior Vice Presi-    the insurance industry in various
                          dent & Treasurer of CIC, CSIC      capacities since 1963.
                          and CFC, wholly-owned subsidi-
                          aries of the Company.
                          Sun Prairie, Wisconsin

George A. Fait (72)       Chairman of the Board and          Mr. Fait is a director of Bank One and         2000
        1960              President of the Company and its   has been associated with the insur-
                          wholly-owned subsidiaries;  Di-    ance industry in various capacities
                          rector of Bank One.                since 1950.
                          Madison, Wisconsin

Larry Burcalow (57)       Owner & President                  Mr. Burcalow has been Owner and President      2001
        1997              Yahara Materials, Inc.             of Yahara Materials, Inc. for over 30
                          Waunakee, Wisconsin                years.

Michael J. Larson (57)    Retired, formerly with             Mr. Larson has been associated with the        2001
        1991              American National Bank             banking industry in various capacities
                          Madison, Wisconsin                 since 1965.

Reinhart H. Postweiler(69)Retired, formerly with Flad        Mr. Postweiler is a Director of Bank One.      1999
        1977              Affiliated Corporation; Director   He is a member of the Wisconsin Society of
                          of Bank One, Madison, Wisconsin.   Professional Engineers and the National
                                                             Society of Professional Engineers.

Kenneth P. Urso (64)      Owner & Operator                   Mr. Urso has been in the insurance             2000
        1997              Urso & Associates, LLC             business for over 30 years.
                          Madison, Wisconsin


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

Item 10. (continued)
      (b) Executive Officers:

          Chairman of the Board and President- George A. Fait (72 years of age) Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer (59 years of age) Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary - Virgiline M. Schulte   (70 years of age)
          Elected in 1988.  Secretary - CIC, CSIC and CFC.

      (c) Additional Executive Officers -
          CIC & CSIC - Wholly-Owned Subsidiary Insurance Companies:

          Vice President - P & C Claims          Vice President - Personnel
          Robert F. Miller (60 years of age)     Virgiline M. Schulte (70 years
          Elected in 1986.                       old) Elected in 1993.

          Vice President - Agency                Vice President- Data Processing
          Joel G. Fait (40 years of age)         Frank S. Zillner (37 years old)
          Elected in 1993.                       Elected in 1993.

          Vice President - Rating                Corporate Counsel
          Vacant                                 Vacant

          Vice President - P & C Underwriting    Vice President-F&S Underwriting
          Vacant                                 Jess J. Wadle

      (d) Disclosure of Delinquent Filers

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated April 9, 1999 is incorporated herein by reference.

Item 11. Executive Compensation and Transactions

       The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated April 9, 1999 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections captioned "Principal Shareholders", "Option/SAR Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated April 9, 1999 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated April 9, 1999, are in-corporated herein by reference.

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

               Consolidated balance sheets - December 31, 1998 and 1997.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1998.

               Consolidated statements of shareholders' investment and compre-hensive income - for each of the three years in the period end-ed December 31, 1998.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1998.

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

      (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998.

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


March 25, 1999


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

                                                   Paul J. Breitnauer
                                                   Vice President and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Trans-america Corporation (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders investment and compre-hensive income and cash flows for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the re-sponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 1998 and 1997, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin                                         Ernst & Young LLP
February 19, 1999

                           CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                              December 31, 1998 and 1997

                                                                                       1998            1997
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $68,210,546 and $69,434,974 respectively)  $ 75,061,460     $ 74,071,516
        Equity securities:
          Common stock, (cost $115,583,088 and $101,409,300, respectively)           135,373,036      145,208,469
          Nonredeemable preferred stock, (cost $6,769,703 and
               $5,854,291, respectively)                                               7,851,215        6,928,541
 Investment real estate, at cost, net of depreciation                                  9,999,919        8,122,638
     Short-term investments, at cost which approximate fair value (Note(2)(d)          9,854,962       11,312,878
Total Investments                                                                    238,140,592      245,644,042

  Cash                                                                                 1,544,438        1,202,548
  Accrued investment income                                                            1,678,998        1,707,692
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $500,000 and $440,000, respectively                     17,217,646       20,820,481
  Balances due from reinsurers                                                           913,186          122,916
  Funds held by ceding reinsurers                                                         35,756             -
  Deferred insurance acquisition costs (Note (1)(e))                                  13,524,777       14,186,941
  Prepaid reinsurance premiums                                                           727,074          743,988
  Due from securities brokers                                                          1,633,833             -
  Income taxes recoverable                                                               141,982          684,342
  Other assets                                                                         1,801,315        1,569,325
Total Assets                                                                        $277,359,597     $286,682,275

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1998 and 1997

                                                                                      1998            1997
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
     Reserve for losses                                                             $ 55,336,376     $ 48,570,173
     Reserve for loss adjustment expenses                                             23,167,674       22,902,165
     Unearned premiums                                                                41,541,432       47,411,849
  Total Policy Liabilities and Accruals                                              120,045,482      118,884,187

  Accounts payable                                                                     3,340,980        2,822,208
  Claim drafts outstanding                                                             2,836,566        2,983,360
  Due to securities brokers                                                              231,185        5,318,372
  Balances due to reinsurers                                                           1,038,967        1,337,564
  Accrued premium taxes                                                                  237,171          337,163
  State income taxes payable                                                              91,444             -
  Deferred income taxes (Notes (1)(f) and (5))                                         8,221,829       15,657,280
  Total Other Liabilities                                                             15,998,142       28,455,947
Total Liabilities                                                                    136,043,624      147,340,134
  Commitments and contingent liabilities (Notes (4) and (8))                                -                -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 11,529,376 and 11,502,520, respectively                                11,529,376       11,502,520
     Paid-in surplus                                                                  22,246,366       21,832,206
     Accumulated other comprehensive income, net of deferred taxes of
     $9,702,829 & $16,833,386, respectively(Notes(1)(b)&(2)                           18,019,545       32,676,572
     Retained earnings                                                                90,016,245       73,732,118
Shareholders' investment before treasury stock                                       141,811,532      139,743,416
     Treasury stock, 307,196 and 323,638 shares, respectively, at cost                  (495,559)        (401,275)
Total Shareholders' Investment                                                       141,315,973      139,342,141
Total Liabilities and Shareholders' Investment                                      $277,359,597     $286,682,275

  The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                 For The Years Ended December 31, 1998, 1997 and 1996



                                                                    1998         1997           1996
Revenues:
   Premiums earned (Note (1)(c))                               $ 88,629,476   $ 87,451,620   $ 77,347,319
   Net investment income (Note (2)(e))                            9,119,936      8,580,713      7,155,382
   Realized investment gains (Notes (1)(b) and (2))              13,198,139     15,370,384      8,468,911
   Other revenues                                                   113,005         36,801        382,130
Total Revenues                                                  111,060,556    111,439,518     93,353,742

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               43,994,221     49,055,296     29,694,168
   Loss adjustment expenses incurred                              8,382,893     12,073,106     11,471,608
   Underwriting, acquisition and insurance expenses (Note(10))   28,558,650     28,458,021     29,136,689
   Decrease (Increase) in deferred insurance acquisition costs      662,164     (1,208,627)    (3,749,446)
   Other expenses                                                 1,461,640      1,337,792      1,293,414
Total Losses and Expenses Incurred                               83,059,568     89,715,588     67,846,433

Income from operations before income taxes                       28,000,988     21,723,930     25,507,309
Income tax expense (Note (5))                                     8,577,075      6,532,051      7,158,151

Net Income                                                     $ 19,423,913   $ 15,191,879   $ 18,349,158


Income Per Share- basic (Note (1)(g))                          $       1.73   $       1.36   $       1.66

Weighted avg. number of shares outstanding-basic (Note (1)(g))   11,206,018     11,151,428     11,077,501

Income Per Share- diluted (Note (1)(g))                        $       1.72   $       1.35   $       1.62

Weighted avg. number of shares outstanding-diluted (Note (1)(g)) 11,280,442     11,285,751     11,315,758

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                                                 CAPITOL TRANSAMERICA CORPORATION
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME
                                       For the Years Ended December 31, 1996, 1997 and 1998
                                                    Common
                                      Common         Stock                                    Accumulated
                                      Stock     Distributable                                   Other
                                   (Par Value)   (Par Value      Paid-In     Comprehensive  Comprehensive   Retained     Treasury
                                      $1.00)        $1.00)       Surplus         Income        Income       Earnings       Stock
Balance, January 1, 1996            $ 6,899,060   $   689,545   $20,949,100  $      -       $13,259,988   $51,177,894   $  (321,707)
 Comprehensive income
   Net income                             -             -             -       18,349,518           -       18,349,158          -
   Other comprehensive income
   Unrealized appreciation on
    available-for-sale securities,
    net of deferred taxes                 -             -             -       13,953,518           -             -             -
   Less: reclassification adjust-
    ment, net of tax of $2,879,430
    for gain included in net income       -             -                     (5,589,481)          -             -             -
   Other comprehensive income             -             -             -        8,364,037      8,364,037          -             -
 Comprehensive income                     -             -             -       26,713,195           -             -             -
   Stock options exercised              24,106          -          165,544          -              -             -          (15,799)
   Stock dividend                      689,545     3,116,810          -             -              -       (3,806,355)         -
   Cash dividends declared                -             -             -             -              -       (2,959,043)         -
Balance, December 31, 1996            7,612,711     3,806,355    21,114,644         -        21,624,025    62,761,654      (337,506)
 Comprehensive income
   Net income                             -             -             -       15,191,879           -       15,191,879          -
   Other comprehensive income
   Unrealized appreciation on
    available-for-sale securities,
    net of deferred taxes                 -             -             -       21,197,000           -             -             -
   Less: reclassification adjust-
    ment, net of tax of $5,225,931,
    for gain included in net income       -             -             -      (10,144,453)          -             -             -
   Other comprehensive income             -             -             -       11,052,547     11,052,547          -             -
 Comprehensive income                     -             -             -       26,244,426           -             -             -
   Stock options exercised              83,678          -          542,344          -              -             -          (63,769)
   Purchases and sales of treasury
    stock, net                            -             -          175,218          -              -             -             -
   Stock dividend                    3,806,131     3,806,355          -             -              -             -             -
   Cash dividends declared                -             -             -             -              -       (4,221,415)         -
Balance, December 31, 1997          11,502,520          -       21,832,206          -        32,676,572    73,732,118      (401,275)
 Comprehensive income
   Net income                             -             -             -       19,423,913           -       19,423,913          -
   Other comprehensive income
   Unrealized depreciation on
    available-for-sale securities,
    net of deferred taxes                 -             -             -       (6,078,237)          -             -             -
   Less: reclassification adjust-
    ment, net of tax of $4,619,349,
    for gain included in net income       -             -             -       (8,578,790)          -             -             -
   Other comprehensive income             -             -             -      (14,657,027)   (14,657,027)         -             -
 Comprehensive income                     -             -             -        4,766,886           -             -             -
   Stock options exercised              26,856          -          142,409          -              -             -          (18,952)
   Purchases and sales of treasury
    stock, net                            -             -          271,751          -              -             -          (75,332)
   Cash dividends declared                -             -             -             -              -       (3,139,786)         -
Balance, December 31, 1998         $11,529,376   $      -      $22,246,366  $       -       $18,019,545   $90,016,245    $ (495,559)

 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the Years Ended December 31, 1998, 1997 and 1996


                                                                      1998          1997          1996
Cash flows provided by operating activities:
 Net Income                                                         $ 19,423,913  $ 15,191,879  $ 18,349,158
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                 1,195,955     1,018,894       805,784
          Realized investment gains                                  (13,198,139)  (15,370,384)   (8,468,911)
          Change in:
              Deferred insurance acquisition costs                       662,164    (1,208,627)   (3,749,446)
              Unearned premiums                                       (5,870,417)    4,153,016    11,703,105
              Allowance for doubtful accounts receivable from agents      60,000        60,000        60,000
              Accrued investment income                                   28,694       (22,752)       33,314
              Receivables from agents, insureds and others             3,542,835    (2,168,094)   (6,898,262)
              Balances due to/from reinsurers                           (191,361)     (284,774)     (136,449)
              Reinsurance recoverable on paid and unpaid losses         (897,506)      755,956      (151,080)
              Funds held by ceding reinsurers                            (35,756)       44,791        32,326
              Income taxes payable/receivable                            633,804    (2,554,594)    1,980,343
              Deferred income taxes                                     (304,896)      (78,292)      (68,247)
              Due to/from securities brokers                          (6,721,020)   11,191,845    (6,028,431)
              Prepaid reinsurance premiums                                16,914       (39,840)      192,901
              Other assets                                                (5,305)      339,684      (123,731)
              Reserves for losses and loss adjustment expenses         7,031,712    23,769,975     9,118,279
              Accounts payable                                           371,977      (806,814)    2,250,075
              Accrued premium taxes                                      (99,992)     (225,410)      180,029
                      Net cash provided by operating activities        5,643,576    33,766,459    19,080,757

Cash flows provided by (used for) investing activities:
     Proceeds from sales of available-for-sale investments            40,484,195    44,747,214    27,579,131
     Purchases of available-for-sale investments                     (49,573,482)  (78,773,489)  (49,010,584)
     Maturities of available-for-sale investments                      7,660,719     5,064,056     6,917,920
     Purchases of depreciable assets                                  (1,080,065)     (477,992)   (1,279,331)
                      Net cash used for investing activities          (2,508,633)  (29,440,211)  (15,792,864)

Cash flows provided by (used for) financing activities:
     Cash dividends paid                                              (3,139,786)   (4,226,165)   (3,699,525)
     Stock options exercised                                             265,799       626,022       189,650
     Net proceeds from sale (purchase) of treasury stock                  80,934       111,449       (15,799)
                      Net cash used for financing activities          (2,793,053)   (3,488,694)   (3,525,674)

     Net (decrease) increase in cash                                     341,890       837,554      (237,781)
     Cash, beginning of year                                           1,202,548       364,994       602,775
     Cash, end of year                                               $ 1,544,438   $ 1,202,548   $   364,994

Cash paid during the year for:
     Income taxes                                                    $ 8,358,132   $ 9,164,506   $ 5,292,665


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies
    Capitol Transamerica Corporation (the "Company") is an insurance holding company which writes, through its subsidiaries, commercial insurance coverages in 37 states. The property-casualty insurance coverages represent approximately 75% of the Company's premiums written while fidelity-surety coverages represent approximately 25% of the Company's premiums written. The Company's products are marketed through independent agents located through-out the United States.

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

    (b)   Investments
          The Company classifies all of its fixed maturities and equity securi-ties as available-for-sale. Accordingly, investments in fixed maturi-ties and equity securities are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' investment, net of tax effect. The cost of fixed maturities is adjust-ed for amortization of premiums and accretion of discounts to maturi-ty. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

          Investment real estate is carried at cost net of accumulated deprecia-tion of $789,597 and $444,381 as of December 31, 1998 and December
          31, 1997, respectively. The real estate is depreciated over the esti-mated useful life of the asset.

          Cost of investments sold is determined under the specific identifica-tion method.

    (c)   Premiums
          Premiums are recognized as revenue on a pro rata basis over the term of the contracts. Approximately 17% and 14% of the total premiums written are on risks located in Wisconsin and Illinois, respectively. No other state exceeds 10%.

    (d)   Losses and Loss Adjustment Expenses
          Losses and loss adjustment expenses, less related reinsurance and sub-rogation recoverable, are provided for as claims are incurred. The reserves for losses and loss adjustment expenses include: (1) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (2) estimates received from other insurers with respect to reinsurance assumed; (3) estimates for incurred but not reported claims based on past experi-ence modified for current trends; and (4) estimates of expenses for investigating and settling claims based on past experience. The lia-bilities recorded are based on estimates resulting from the continu-ing review process, and differences between estimates and ultimate payments are reflected in expense for the period in which the esti-mates are changed.

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

          In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share," which replaces the presentation of primary and fully diluted earnings per share (EPS) with a presentation of basic and diluted EPS. The following table sets forth the computation of basic and diluted
          EPS:

                                                                                December 31,
                                                                       1998         1997         1996
              Numerator:
               Consolidated net income                              $19,423,913  $15,191,879  $18,349,158

              Denominator:
              Denominator for basic EPS- weighted avg shares         11,206,018   11,151,428   11,077,501
               Effect of dilutive securities- employee stock options     74,424      134,323      238,257
              Denominator for diluted EPS                            11,280,442   11,285,751   11,315,758

              Basic EPS                                             $      1.73  $      1.36  $      1.66
              Diluted EPS                                           $      1.72  $      1.35  $      1.62

(2)Investments
   (a)  The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:
                                                             Gross          Gross
                                              Amortized    Unrealized     Unrealized       Fair
   Type of investment                           Cost         Gains          Losses        Value
   December 31, 1998
   Fixed maturities:
        U.S. Government bonds                $     51,204  $      4,146   $      -      $     55,350
        State, municipal and political
             subdivision bonds                 67,339,664     6,845,376         (3,039)   74,182,001
       Corporate bonds and notes                  819,678        11,211         (6,780)      824,109
      Total fixed maturities                 $ 68,210,546  $  6,860,733         (9,819) $ 75,061,460

   Equity securities:
        Common stock                         $115,583,088  $ 30,815,779   $(11,025,831) $135,373,036
        Non-redeemable preferred stock          6,769,703     1,357,227       (275,715)    7,851,215
      Total equity securities                $122,352,791  $ 32,173,006   $(11,301,546) $143,224,251


   December 31, 1997
   Fixed maturities:
        U.S. Government bonds                $     67,192  $      4,883   $       -     $     72,075
        State, municipal and political
             subdivision bonds                 68,651,060     4,592,852         (4,408)   73,239,504
        Corporate bonds and notes                 716,722        47,106         (3,891)      759,937
      Total fixed maturities                 $ 69,434,974  $  4,644,841   $     (8,299) $ 74,071,516

   Equity securities:
        Common stock                         $101,409,300  $ 46,194,740   $ (2,395,571) $145,208,469
        Non-redeemable preferred stock          5,854,291     1,099,250        (25,000)    6,928,541
      Total equity securities                $107,263,591  $ 47,293,990   $ (2,420,571) $152,137,010

   (b)  The amortized cost and estimated fair value of fixed maturities at December 31, 1998, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $   245,000      $   248,802
           Due after one year through five years      2,763,848        2,931,642
           Due after five years through ten years     7,355,359        7,940,756
           Due after ten years                       57,846,339       63,940,260
           Total                                    $68,210,546      $75,061,460


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1998,
        1997 and 1996, are as follows:
                                                     1998         1997         1996
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $     64,575   $     53,584   $     88,664
                Gross losses                          (5,040)        (7,250)       (36,388)
           Equity securities
                Gross gains                       13,138,613     15,323,242      8,454,726
                Gross losses                              (9)          -           (22,041)
           Other                                        -               808        (16,050)
        Net realized gains                      $ 13,198,139   $ 15,370,384   $  8,468,911

        Change in unrealized gains (losses):
           Fixed maturities                     $  2,214,372   $   (123,135)  $ (2,416,907)
           Equity securities                     (24,001,959)    16,869,422     15,089,690
        Net change in unrealized gains           (21,787,587     16,746,287     12,672,783
           Effect of applicable deferred taxes     7,130,560     (5,693,740)    (4,308,746)
        Net (decrease) increase in unrealized
                          gains                 $(14,657,027)  $ 11,052,547      8,364,037

        Following is a summary of total unrealized gains (losses) as of December 31, 1998, 1997 and 1996:
                                                       1998         1997         1996
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $ 6,860,733  $ 4,644,841  $ 4,785,917
                Gross unrealized losses                   (9,819)      (8,299)     (26,240)
           Equity securities
                Gross unrealized gains                32,173,006   47,293,990   29,775,195
                Gross unrealized losses              (11,301,546)  (2,420,571)  (1,771,198)
        Gross unrealized gains                        27,722,374   49,509,961   32,763,674
           Effect of applicable deferred taxes        (9,702,829) (16,833,389) (11,139,649)
        Net unrealized gains                         $18,019,545  $32,676,572  $21,624,025

   (d) The amortized cost of securities on deposit with insurance regulators in accordance with statutory requirements was $3,670,000 on December 31, 1998 and $3,689,284 on December 31, 1997.

        In connection with the runoff of the reinsurance assumed operations, CIC has established a security trust fund agreement with a bank, consisting of cash and securities in the amount of $835,000 at December 31, 1998 and $832,192 at December 31, 1997.

   (e) Following is a summary of investment income from each category of investments:

                                                1998         1997         1996
           Fixed maturities                   $ 4,619,471  $ 4,800,978  $ 4,936,902
           Equity securities                    3,907,213    3,292,615    2,260,094
           Investment real estate               2,383,255    2,340,878    1,280,669
           Short-term                             186,341      149,879      119,542
           Total investment income             11,096,280   10,584,350    8,597,207
           Investment expenses - real estate    1,310,113    1,361,092      945,777
           Other investment expenses              321,016      401,994      419,201
           Depreciation on real estate            345,215      240,551       76,847
           Net investment income              $ 9,119,936  $ 8,580,713  $ 7,155,382
</TABLE)

   (f) The Company had investments in state, municipal and political subdivi-sion bonds with amortized costs of $67,339,664 and $68,651,062 at De-cember 31, 1998 and 1997, respectively. Approximately 92% of these bonds were special assessment revenue bonds and approximately 8% of these bonds were state and political subdivision obligations at Decem-ber 31, 1998 and 1997. The Company monitors its exposure by investing its funds in accordance with guidelines set by the Company's investment committee. At December 31, 1998, approximately 45% of the municipal bond portfolio consisted of securities of Wisconsin and Minnesota muni-cipalities. No other state total exceeded 10%.

   (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturi-ties are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3) Reserves for Losses and Loss Adjustment Expenses
    The table below provides a reconciliation of the beginning and ending re-serves for losses and loss adjustment expenses, net of reinsurance:

                                                               1998          1997          1996
    Balance as of January 1,                                 $71,472,338    $47,702,363   $38,584,084
    Reinsurance balances                                            (594)       225,367       (45,321)
    Net reserves                                              71,471,744     47,927,730    38,538,763

    Incurred losses and loss adjustment expenses related to:
         Current year                                         49,862,090     43,042,827    36,041,564
         Prior years:
            Direct losses (net of ceded)                       4,091,923     10,725,730     1,516,382
            Direct loss adjustment expenses (net of ceded)    (1,956,631)     2,141,661     1,901,083
            Discontinued assumed reinsurance                     379,732      5,218,184     1,706,747
                Total prior years                              2,515,024     18,085,575     5,124,212

    Total incurred                                            52,377,114     61,128,402    41,165,776

    Paid losses and loss adjustment expenses related to:
         Current year                                         20,035,517     16,237,601    15,487,239
         Prior years                                          26,370,166     21,160,666    16,245,614
    Total paid                                                46,405,683     37,488,267    31,732,853

    Other adjustments, net                                       (40,895)       (96,121)      (43,956)

    Net balance at December 31,                               77,402,280     71,471,744    47,927,730
    Plus (less) reinsurance balances                           1,101,770            594      (225,367)
    Balance at December 31,                                  $78,504,050    $71,472,338   $47,702,363

    As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.  The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables.  As a result of the variability in these estimates, reserves have differed from actual experience during 1998, 1997 and 1996.  The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions.  During 1997 it was determined that, due to increased claim de-
    velopment on all lines of business, a substantial increase in incurred but no reported (IBNR) reserves was necessary.
    The Company increased IBNR reserves by $10.0 million on direct business and $4.5 million on assumed reinsurance.  The
    Company increased IBNR reserves an additional $5.9 million in 1998. While the Company has recorded its best estimate of its reserves for losses and loss adjustment expenses, it is reasonably possible these estimates, net of estimated rein-
    surance recoverables, may increase in the future.  See Note 4(b) for discussion of assumed reinsurance.

(4) Reinsurance
    (a)Ceded
       From 1996 through 1998, the Company generally reinsured losses in excess of $1,000,000 with various other companies through reinsurance ceded contracts. These arrangements provide for greater diversification of business, allow the Company to control exposure to potential losses aris-ing from large risks, and provide additional capacity for growth. Rein-surance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its ex-posure to significant losses from reinsurer insolvencies, the Company evaluates the financial condition of its reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim lia-bility associated with the reinsured policies.

    (b)Assumed- Discontinued
       CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and pools. Although CIC withdrew from this reinsurnace business in 1976, its liability re-mains for losses on policies written during the period in which it par-ticipated as a reinsurer. The Company is involved with treaties that cover certain risks which have had significant development industry-wide over the past several years. The reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness. Management is con-fident that the reserves of $8,917,014 at December 31, 1998 are adequate, but recognizes the uncertainty industry-wide concerning these exposures. The Company has provided letters of credit relating to reinsurance as-sumed of $130,000 and $503,585 at December 31, 1998 and 1997, respec-tively.

    (c)Assumed - Active
       In 1997 the Company entered into a reinsurance program whereby CIC as-sumed and then fully ceded certain accident and health exposures. The Company receives a brokerage fee on this business and management be-lieves the Company is not likely to incur any losses on this business.

       Net written and earned premiums and losses and loss adjustment expenses include reinsurance activity as follows:

                                                                Written Premiums
                                                       1998            1997            1996
       Direct                                        $86,329,672     $94,690,638     $90,939,387
       Assumed                                         1,599,480       4,817,208            -
       Ceded                                          (5,153,179)     (7,943,050)     (1,696,062)
       Net premiums written                          $82,775,973     $91,564,796     $89,243,325

                                                                 Earned Premiums
                                                       1998            1997            1996
       Direct                                        $92,203,082     $90,537,623     $79,236,282
       Assumed                                         1,596,487       4,817,208            -
       Ceded                                          (5,170,093)     (7,903,211)     (1,888,963)
       Net premiums earned                           $88,629,476     $87,451,620     $77,347,319

                                                            Losses and Loss Adjustment Expenses
                                                       1998            1997            1996
       Direct                                        $53,447,519     $57,314,915     $40,476,441
       Assumed - losses                                  280,900       5,162,726       1,606,731
       Assumed - legal and audit                          98,832          55,458         100,016
       Ceded                                          (1,450,137)     (1,404,697      (1,017,412)
       Net losses and loss adjustment expenses       $52,377,114     $61,128,402     $41,165,776

(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1998, 1997 and 1996 are as follows:

                                                    1998         1997         1996
       Current expense:
          Federal                                $ 8,096,181  $ 6,055,422  $ 6,683,429
          State                                      785,787      554,922      559,972
       Total current expense                       8,881,968    6,610,344    7,243,401

       Deferred expense(benefit):
         Deferred insurance acquisition costs       (231,757)     410,933    1,274,812
         Unearned premiums                           409,745     (279,696)    (808,929)
         Discount on loss and loss adjustment
                  expense reserves                  (322,034)    (582,307)    (315,137)
         Unpaid commissions                         (140,748)     400,699     (211,404)
         Other                                       (20,099)     (27,922)     (24,592)
       Total deferred benefit                       (304,893)     (78,293)     (85,250)

       Income tax expense                        $ 8,577,075  $ 6,532,051  $ 7,158,151

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1998     1997     1996
       Statutory tax rate                                          35.0%     35.0%     35.0%
       Municipal bond income, net of proration                     (4.9%)    (6.5%)    (5.7%)
       Dividend received exemption, net of proration               (1.7%)    (2.0%)    (1.9%)
       State income tax expense, net of federal tax benefit         1.7%      1.7%      1.5%
       Other, net                                                   0.5%      1.9%     (0.8%)
       Effective income tax rate                                   30.6%     30.1%     28.1%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1998            1997
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 4,733,672     $ 4,823,560
          Net unrealized gains on investment securities           9,737,421      16,833,386
          Other, net                                                 81,512          94,218
          Total deferred tax liabilities                         14,552,605      21,751,164

       Deferred tax assets:
          Unearned premium reserve discounting                    2,857,005       3,173,414
          Loss and loss adjustment expense reserve discounting    2,571,677       2,201,277
          Unpaid commissions                                        506,308         355,115
          Other                                                     395,786         364,078
           Total deferred tax assets                              6,330,776       6,093,884

       Net deferred tax liability                              $ (8,221,829)    $(15,657,280)

(6) Common Stock Options
    The company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpreta-tions in accounting for its stock options. Under APB 25, since the exer-cise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recog-nized.

    Had the company elected the fair value approach required under FASB 123 "Accounting for Stock-Based Compensation," net income and earnings per share would not be materially different for the years 1998, 1997 and 1996. Pro forma disclosure is required and has been determined as if the Company had accounted for its stock options under this method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pri-cing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.4%, 6.3% and 6.5%; dividend yields of 1.4%, 1.2% and 2.3%; volatility factors of the expected market price for the Company's common stock of .345, .256 and .229; and a weighted-average expected life of the options of three years. The weighted-average fair value of options granted for the years 1998, 1997 and 1996 was $3.92, $5.20 and $8.44, respectively. The estimated fair value is amortized to expense over the options' vesting period. The Company's pro forma infor-mation follows:

                                             1998          1997          1996
           Pro forma net income          $19,156,540    $14,871,823   $18,149,961
           Pro forma earnings per share:
                      Basic                    $1.71          $1.33         $1.64
                      Diluted                  $1.70          $1.32         $1.60

    The Company's 1993 Stock Option Plan has authorized the grant of options for up to 1,072,500 shares of the Company's common stock. All options granted have a five year term and become fully vested at the end of four years. Stock options available to be granted in the future equal 706,330 shares at December 31, 1998.

    A summary of the Company's stock activity, and related information for the years ended December 31 follows:

                                            1998                     1997                         1996
                                               Weighted Avg              Weighted Avg                Weighted Avg
                                     Options   Exercise Price  Options   Excercise-Price  Options   Excercise-Price
     Outstanding, beginning of year  237,111     $  11.80      327,123      $  10.30      238,910    $   7.30
     Granted                          97,900        15.75        5,700         22.44      122,319       14.40
     Exercised                       (26,856)        6.30      (83,678)         7.48      (24,106)       5.40
     Forfeited                       (27,231)       15.15      (12,034)        10.06      (10,000)       9.50
     Outstanding, end of year        280,924     $  13.38      237,111      $  11.80      327,123     $ 10.30

     Options currently exercisable at December 31, 1998 were 116,725. The weighted average remaining exercise period for all outstanding options as of December 31, 1998 was 2.9 years. Exercise prices for options outstanding as of December 31, 1998 ranged from $2.42 to $26.00 with 93% of these options having exercise prices between $9.20 and $15.50.



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

                                                   Policyholders' Surplus As Of December 31,
                                                         1998          1997         1996
       Capitol Indemnity Corporation                   $102,902,836  $109,324,111 $86,880,871
       Capitol Specialty Insurance Corporation            5,865,245     6,437,879   6,561,248
       Total                                           $108,768,081  $115,761,990 $93,442,119
                                                   Net Income for the Year Ended December 31,
                                                         1998         1997         1996
       Capitol Indemnity Corporation                   $19,051,239  $13,162,055  $13,566,036
       Capitol Specialty Insurance Corporation             479,019      297,036      285,640
       Total                                           $19,530,258  $13,459,091  $13,851,676

    (b)CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyhold-ers) of 25% of net premiums written during the preceeding twelve months. As of December 31, 1998, the amount of compulsory surplus required to be maintained by CIC was $20,662,367.

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

(9) Employee Benefit Plans
    The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contribution during the plan year. The Company made contributions of $214,839, $192,738 and $165,397 in 1998, 1997 and 1996, respectively.

    The Company also has an Employee Stock Ownership Plan in which all quali-fied employees are eligible to participate. The plan provides for discre-tionary employer contributions of shares of Company stock or cash to pur-chase shares of Company stock. The Company made contributions of $100,000, $100,103 and $120,500 in 1998, 1997 and 1996, respectively.

(10)Underwriting, Acquisition and Insurance Expenses
    A summary of underwriting, acquisition and insurance expenses incurred during the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                               1998          1997          1996
    Net commissions                                         $18,459,299   $19,066,258   $20,629,905
    Salaries and other compensation                           4,710,297     4,163,019     3,714,706
    Other expenses                                            5,389,054     5,228,744     4,792,078
    Total costs                                              28,558,650    28,458,021    29,136,689
    Decrease (Increase) in deferred insurance
            acquisition costs                                   662,164    (1,208,627)   (3,749,446)

    Total underwriting, acquisition and insurance expenses  $29,220,814   $27,249,394   $25,387,243

    Substantially all insurance contracts written by CIC are for a term of one year or less and deferred insurance acquisition costs are amortized over the same term.  The amount of deferred insurance costs amortized was $27,833,262, $26,141,226 and $22,801,709 in 1998, 1997 and 1996, respectively.

(11)Line of Credit
    The Company has a line of credit of $10,000,000. There were no significant borrowings under the line of credit in 1998, and none were outstanding as of December 31, 1998.

(12)Quarterly Results of Operations (Unaudited)

    For the Year Ended December 31, 1998
                                            First       Second       Third        Fourth        Total
    Revenues                            $25,467,589  $31,516,526  $25,107,417  $28,969,024  $111,060,556
    Losses incurred and expenses         20,787,325   21,504,889   21,144,534   19,622,820    83,059,568
    Net income                            3,460,541    7,032,357    2,806,682    6,124,333    19,423,913
    Net income per share- basic         $      0.31  $      0.62  $      0.25  $      0.55  $      1.73
    Net income per share- diluted       $      0.31  $      0.62  $      0.25  $      0.54  $      1.72
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $      0.28

    For the Year Ended December 31, 1997
                                             First       Second       Third       Fourth        Total
    Revenues                            $22,860,193  $23,561,331  $28,429,980  $36,588,014  $111,439,518
    Losses incurred and expenses         20,385,851   22,966,573   22,715,370   23,647,794    89,715,588
    Net income                            2,040,337      623,705    3,997,078    8,530,759    15,191,879
    Net income per share- basic         $      0.18  $      0.06  $      0.36  $      0.76  $      1.36
    Net income per share- duiluted      $      0.18  $      0.06  $      0.35  $      0.76  $      1.35
    Dividends per share                 $      0.17  $      0.07  $      0.07  $      0.07  $      0.38

(13) Industry Segment Disclosures
     Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's Statement of Financial Standard No. 131, "Disclosures a-bout Segments of an Enterprise and Related Information". SFAS No. 131 su-percedes SFAS No. 14, "Financial Reporting for Segments of a Business En-terprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in pub-lished financial reports. It also establishes standards for related dis-closures about products and services, geographic areas, and major custo-mers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosures of segment information.

     The Company has three business segments, which are segregated based on the types of products and services provided. The segments are 1) property and casualty, 2) fidelity and surety, and 3) discontinued reinsurance assumed operations.These segments constitute 100% of the operations of the Company.

     The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and ta-verns. This segment also provides nurses professional, deerhunters and sportsman's accident and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including con-tractor's payment and performance bonds, license/permit bonds, fiduciary and judicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment was discontinued in 1976, but due to the nature of the coverages the Company continues to experience loss activity related to this business. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to Consolidated GAAP basis, for 1996 through 1998 is as follows:

                                                         1998              1997              1996
       Revenue, excluding net investment income
         and realized investment gains:
                     Property and Casualty           $ 65,678,284      $ 61,953,576      $ 56,560,140
                     Fidelity and Surety               22,948,025        25,498,044        20,786,234
                     Reinsurance Assumed                    3,167              -                  945
                             Totals:                 $ 88,629,476      $ 87,451,620      $ 77,347,319

       Losses and loss adjustment expenses:
                     Property and Casualty           $ 40,400,269      $ 42,598,229      $ 33,924,353
                     Fidelity and Surety               11,818,682        13,531,066         5,710,164
                     Reinsurance Assumed                  379,732         5,218,184         1,706,747
                             Totals:                 $ 52,598,683      $ 61,347,479      $ 41,341,264
         Reconciliation to Consolidated GAAP:
                     Inter-company adjustments           (221,569)         (219,077)         (175,488)
                       Consolidated GAAP:            $ 52,377,114      $ 61,128,402      $ 41,165,776

       Other underwriting expenses:
                     Property and Casualty           $ 20,226,965      $ 18,872,812      $ 19,825,337
                     Fidelity and Surety                9,239,049        10,524,643        10,046,062
                     Reinsurance Assumed                   34,509            (2,825)           23,954
                             Totals:                 $ 29,500,523      $ 29,394,630      $ 29,895,353
         Reconciliation to Consolidated GAAP:
                     Decrease (increase) in D.I.A.C.      662,164        (1,208,627)       (3,749,446)
                     Inter-company adjustments            519,767           401,183           534,750
                       Consolidated GAAP:            $ 30,682,454      $ 28,587,186      $ 26,680,657

       Net investment gain and other income:
                     Property and Casualty           $  6,742,389      $  7,106,636      $  4,490,999
                     Fidelity and Surety                  692,572           727,037           295,676
                     Reinsurance Assumed                  821,247           824,387           749,637
                             Totals:                 $  8,256,208      $  8,658,060      $  5,536,312
         Reconciliation to Consolidated GAAP:
                     Capital and Surplus               13,419,217        14,465,107         9,226,166
                     Inter-company adjustments            755,655           864,731         1,243,945
                       Consolidated GAAP:            $ 22,431,080      $ 23,987,898      $ 16,006,423

       Income tax expense (benefit):
                     Property and Casualty           $  3,652,050      $  2,552,145      $  2,499,947
                     Fidelity and Surety                  803,964           630,081         1,818,781
                     Reinsurance Assumed                  128,293        (1,432,002)         (337,071)
                             Totals:                 $  4,584,307      $  1,750,224      $  3,981,657
         Reconciliation to Consolidated GAAP:
                     Capital and Surplus                4,091,130         4,623,364         3,039,847
                     GAAP & inter-company adjustments     (98,362)          158,463           136,647
                     Consolidated GAAP:              $  8,577,075      $  6,532,051      $  7,158,151

       Net income (loss):
                     Property and Casualty           $  8,141,389      $  5,037,026      $  4,801,502
                     Fidelity and Surety                1,778,902         1,539,291         3,506,903
                     Reinsurance Assumed                  281,880        (2,958,970)         (643,048)
                             Totals:                 $ 10,202,171      $  3,617,347      $  7,665,357
         Reconciliation to Consolidated GAAP:           9,221,742        11,574,532        10,683,801
                     Consolidated GAAP:              $ 19,423,913      $ 15,191,879      $ 18,349,158

       Assets:
                     Property and Casualty           $105,614,860      $114,384,689      $ 87,184,725
                     Fidelity and Surety               20,432,187        22,128,793        16,866,704
                     Reinsurance Assumed                9,996,577        10,826,652         8,252,142
                             Totals:                 $136,043,624      $147,340,134      $112,303,571
         Reconciliation to Consolidated GAAP:
                     Capital and Surplus              141,315,973       139,342,141       116,581,883
                     Consolidated GAAP:              $277,359,597      $286,682,275      $228,885,454

     The Company operates in 37 states, with all business conducted within the United States. No customer represents greater than 10% of the Company's revenue. There have been no material intersegment transactions.

                                                               SCHEDULE I

                              CAPITOL TRANSAMERICA CORPORATION
                                 SUMMARY  OF  INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 As of December 31, 1998
                                      (Consolidated)

                                                                                      Amount at
                                                                                     Which Shown
                                                                         Fair         in Balanc
                   Type of Investment                       Cost        Value            Sheet
Fixed maturity securities, available-for-sale:
   Bonds:
      United Stated Government and government
        agencies and authorities                         $     51,204   $     55,350   $     55,350
      State, municipalities, and political subdivisions    67,339,664     74,182,001     74,182,001
      All other corporate bonds                               819,678        824,109        824,109

   Total                                                   68,210,546     75,061,460     75,061,460

Equity securities, available-for-sale:
   Common stocks:
      Public utilities                                      2,065,853      1,858,777      1,858,777
      Banks, trusts, and insurance companies               67,411,592     85,409,961     85,409,961
      Industrial, miscellaneous, and all other             46,105,643     48,104,298     48,104,298
   Nonredeemable preferred stocks                           6,769,703      7,851,215      7,851,215

   Total                                                  122,352,791    143,224,251    143,224,251

Real estate, net of depreciation                            9,999,919           -         9,999,919
Short-term investments                                      9,854,962           -         9,854,962

Total Investments                                        $210,418,218    218,285,711   $238,140,592


                                                                                  SCHEDULE II
                                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CAPITOL TRANSAMERICA CORPORATION
                                                        (Parent Company)
    CONDENSED BALANCE SHEETS                                           December 31,
    Assets                                                         1998           1997
      Investments                                                $10,749,331    $  9,925,434
      Cash                                                             3,171          10,461
      Accrued investment income                                       60,454          45,340
      Investment in subsidiaries                                 129,393,891     128,967,449
      Other assets                                                 1,651,444       1,416,571
         Total assets                                           $141,858,291    $140,365,255

    Liabilities and shareholders' equity
    Liabilities:
      Accounts payable                                           $    33,933    $    40,717
      Income taxes payable                                            18,338          5,461
      Deferred income taxes                                          490,047        976,936
         Total liabilities                                           542,318      1,023,114

    Shareholders' equity:
      Common stock                                                11,529,376     11,502,520
      Additional paid-in-capital                                  21,799,397     21,656,988
      Unrealized appreciation (depreciation) on available-for-
        sale securities, net of deferred taxes                       910,087      1,896,403
      Retained earnings (including undistributed earnings of
      subsidiaries of $102,271,184 and $81,151,740, respectively)107,572,672    104,687,505
                                                                 141,811,532    139,743,416
    Less treasury stock, at cost                                    (495,559)      (401,275)
    Total shareholders' investment                               141,315,973    139,342,141
    Total liabilities and shareholders' investment              $141,858,291   $140,365,255

                                                                          December 31,
    STATEMENTS OF INCOME                                           1998         1997         1996
    Dividends received from subsidiaries                         $ 5,000,000  $ 4,500,000  $ 4,200,000
    Management fees received from subsidiaries                     2,031,293    1,768,789    1,515,478
    Investment income                                                350,901      270,678      272,035
    Realized investment gains                                             13      236,914      448,156
    Other income                                                       7,100       14,577          646
          Total Income                                             7,389,307    6,790,958    6,436,315
  Administrative expenses                                          1,495,240    1,371,392    1,363,770
    Net income before tax and equity in undistributed
        net income of subsidiaries                                 5,894,067    5,419,566    5,072,545
    Income tax expense                                               346,794      238,511      220,197
    Net income before equity in undistributed
      net income of subsidiaries                                   5,547,273    5,181,055    4,852,348
    Equity in undistributed net income of
      subsidiaries, net of dividends paid                         13,876,640   10,010,824   13,496,810
      Net Income                                                 $19,423,913  $15,191,879  $18,349,158

                             The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                             SCHEDULE II
                                                                             (continued)
                                                   CAPITOL TRANSAMERICA CORPORATION
                                                         (Parent Company)


                                                                           December 31,
   STATEMENTS OF CASH FLOWS                                         1998         1997         1996
   Cash flows provided by operating activities:
   Net income                                                    $19,423,913   $15,191,879   $18,349,158
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                   850,739       778,343       728,940
      Realized investment gains                                          (13)     (236,914)     (448,156)
      Change in:
          Equity in net income of subsidiaries                   (13,876,640)  (10,010,824)  (13,496,810)
          Other assets                                               (21,410)      671,601      (488,710)
          Other liabilities                                            6,093      (412,478)     (189,618)

   Net cash provided by operating activitities                     6,382,682     5,981,607     4,454,804

   Cash flows provided by (used for) investing activities:
      Proceeds from investments sold/matured                          70,022       471,238     1,091,372
      Purchases of investments                                    (2,367,149)   (2,276,930)         -
      Purchase of depreciable assets                              (1,079,278)     (477,992)   (1,279,331)

      Net cash used for investing activitities                    (3,376,405)   (2,283,684)     (187,959)

   Cash flows provided by (used for) financing activities:
      Cash dividends paid                                         (3,163,880)   (4,281,405)   (3,731,375)
      Capital contribution to subsidiaries                              -             -         (700,000)
      Stock options exercised                                        169,265       626,022       189,650
      Net proceeds from sale (purchase) of treasury stock            (18,952)      (63,769)      (15,799)
      Net cash used for financing activitities                    (3,013,567)   (3,719,152)   (4,257,524)

   Net decrease) increase in cash                                     (7,290)      (21,229)        9,231

   Cash, beginning of year                                            10,461        31,690        22,369

   Cash, end of year                                               $   3,171     $  10,461   $    31,690

Cash paid during the year for:
      Income taxes                                                 $ 333,917     $ 175,400   $    48,761
      Interest                                                         4,190          -           51,417


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

                                                                                                 SCHEDULE III
                                                       CAPITOL TRANSAMERICA CORPORATION
                                                      SUPPLEMENTARY INSURANCE INFORMATION


                                    December 31,
                     Deferred       Future Policy
                      Policy        Benefits, Losses,               Other
                     Acquisition    Claims, and       Unearned    Policyholde
   Segment            Costs         Loss Expense      Premiums      Funds
1998
Property-casualty
      insurance      $13,524,777     $78,504,050     $41,541,432    $   -

1997
Property-casualty
  insurance          $14,186,941     $71,472,338     $47,411,849    $   -

1996:
Property-casualty
  insurance          $12,978,314     $47,702,363     $43,258,833    $   -

                                        Year ended December 31
                                                              Benefits,     Amortization of
                                                  Net      Claims, Losses,  Deferred Policy     Other
                                   Premium    Investment   and Settlement    Acquisition      Operating   Premiums
Sement                             Revenue      Income        Expenses          Costs          Expenses    Written
1998
Property-casualty insurance     $88,629,476  $ 9,119,936  $52,377,114     $27,833,262       $ 1,461,640   $87,929,152

1997
Property-casualty insurance     $87,451,620  $ 8,580,713  $61,128,402     $26,141,226       $ 1,337,792   $99,507,846

1996:
Property-casualty insurance     $77,347,319  $ 7,155,382  $41,165,776     $22,801,709       $ 1,293,414   $90,939,387

                                                                     SCHEDULE IV

                                  CAPITOL TRANSAMERICA CORPORATION
                                            REINSURANCE
                      For The Years Ended December 31, l998, l997 and l996
                                                              Assumed                            Percentage
                                      Gross      Ceded to        From      Assumed                of Amount
                                     Premiums      Other         Other       From        Net          Assumed
                                     Written     Companies     Companies   Affiliates    Amount       To Net
December 31, 1998
Premiums Written:
   Accident and Health insurance   $   288,332  $ 1,596,313  $   270,803   $ 1,325,510  $   288,332     553.6%

   Property & casualty and
    fidelity & surety insurance    $86,041,340  $ 3,556,866  $     3,167   $      -     $82,487,641       0.0%

   Total premiums written          $86,329,672  $ 5,153,179  $   273,970   $ 1,325,510  $82,775,973       1.9%

December 31, 1997
Premiums Written:
   Accident and Health insurance   $   273,106  $ 4,817,208  $ 2,406,951   $ 2,410,257  $   273,106   1,763.9%

   Property & casualty and
   fidelity & surety insurance      94,417,533    3,125,843        -             -       91,291,690      -

   Total premiums written          $94,690,639  $ 7,943,051  $ 2,406,951   $ 2,410,257  $91,564,796       5.3%

December 31, 1996
Premiums Written:
   Accident and Health insurance   $   238,615  $     -      $     -       $     -      $   238,615       -

   Property & casualty and
    fidelity & surety insurance     90,700,772  $  1,696,062 $     -       $     -      $89,004,710       -

   Total premiums written          $90,939,387  $  1,696,062 $     -       $     -      $89,243,325       -

                                                                      SCHEDULE VI

                                CAPITOL TRANSAMERICA CORPORATION
                                     SUPPLEMENTAL INFORMATION
                       CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                         December 31, l998
                                                            As of December 31,
BALANCE SHEET DATA:                                       1998            1997
Deferred insurance acquisition costs                   $13,524,777     $14,186,941

Outstanding loss and loss adjustment expense reserves   78,504,050      71,472,338

Discount deducted from reserves                               -               -

Unearned premiums                                      $41,541,432     $47,411,849


INCOME STATEMENT DATA:                                           Year Ended
                                                 1998          1997          1996
Earned premiums                          $88,629,476        $87,451,620   $77,347,319

Net investment income                      9,119,936          8,580,713     7,155,382


Incurred losses and loss adjustment
   expenses related to:

      Current year                       49,862,090          43,042,827    36,041,564
      Prior years                         2,515,024          18,085,575     5,124,212

Amortization of deferred policy
   acquisition costs                     27,833,262          26,141,226    22,801,709

Paid claims and claim adjustment
    expenses                             46,405,683          37,488,267    31,732,853

Gross premiums written                  $87,929,152         $99,507,846   $90,939,387