Form 10-Q
period 1999-03-31
CAPITOL TRANSAMERICA CORP
filed 1999-05-13
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (15) and low price (14 1/8), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 1999 was approximately $163,515,978.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At March 31, 1999

                 Common Stock, $1.00 Par Value;


                       Issued:        11,535,761

                       Outstanding:   11,228,565


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                   18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               March 31,     December 31,     March 31,
                                                                                 1999           1998            1998
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $46,285, $51,204
         and $65,765, respectively)                                        $     50,162    $     55,350    $    70,641
       State, municipal and political subdivision bonds (amortized
         cost $71,264,659, $67,339,664 and $65,899,343, respectively)        77,268,888      74,182,001      70,772,667
       Corporate bonds and notes (amortized cost $627,419,
         $819,678 and $817,442, respectively)                                   603,240         824,109         468,849
       Equity securities:
       Common stock (cost $116,941,403, $115,583,088 and
          $111,773,734, respectively)                                       125,422,809     135,373,036     162,178,627
       Nonredeemable preferred stock (cost $5,883,941, $6,769,703
          and $6,197,248, respectively)                                       7,166,883       7,851,215       8,336,338
       Investment real estate, at cost, net of depreciation                  10,138,901       9,999,919       8,206,367
       Short-term investments, at cost which
          approximates fair value                                            11,494,374       9,854,962       4,022,640
              Total Investments                                             232,145,257     238,140,592     254,056,129

    Cash                                                                        566,618       1,544,438         690,143
    Accrued investment income                                                 1,817,278       1,678,998       1,678,658
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $515,000, $500,000 and $455,000, respectively  16,040,124      17,217,646      20,227,064
    Balances due from reinsurers                                              2,382,245         913,186       1,287,480
    Funds held by ceding reinsurers                                              35,756          35,756           -
    Federal income taxes recoverable                                              -             141,982           -
    Deferred insurance acquisition costs                                     13,853,454      13,524,777      13,617,162
    Prepaid reinsurance premiums                                                803,043         727,074         694,821
    Due from securities brokers                                               4,419,550       1,633,833           -
    Other assets                                                              1,865,252       1,801,315       1,638,632
              Total Assets                                                 $273,928,577    $277,359,597    $293,890,089



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,    December 31,       March 31,
                                                                                     1999          1998              1998
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 59,014,448    $ 55,336,376    $ 51,751,775
      Reserve for loss adjustment expenses                                        22,986,838      23,167,674      22,741,983
      Unearned premiums                                                           39,079,570      41,541,432      45,487,384
         Total Policy Liabilities and Accruals                                   121,080,856     120,045,482     119,981,142

    Accounts payable                                                               3,238,492       3,340,980       2,411,527
    Claim drafts outstanding                                                       2,656,117       2,836,566       3,423,235
    Due to securities brokers                                                      2,152,923         231,185           -
    Balances due to reinsurers                                                     1,610,379       1,038,967       1,945,913
    Accrued premium taxes                                                            178,155         237,171         260,447
    Federal income taxes payable                                                   1,404,733           -             616,227
    State income taxes payable                                                        76,097          91,444         115,178
    Deferred income taxes                                                          4,220,295       8,221,829      18,031,614
         Total Other Liabilities                                                  15,537,191      15,998,142      26,804,141

         Total Liabilities                                                       136,618,047     136,043,624     146,785,283


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,535,761, 11,529,376 and 11,524,002, respectively              11,535,761      11,529,376      11,524,002
    Paid-in surplus                                                               22,278,651      22,246,366      21,912,129
    Accumulated other comprehensive income, net of deferred taxes
          of $5,511,896, $9,702,829 and $19,405,021, respectively                 10,236,379      18,019,545      37,668,568
    Retained earnings                                                             93,755,298      90,016,245      76,409,332

    Shareholders' investment before treasury stock                               137,806,089     141,811,532     147,514,031

    Treasury stock, 307,196, 307,196 and 324,016 shares,
          respectively, at cost                                                     (495,559)       (495,559)       (409,225)

          Total Shareholders' Investment                                         137,310,530     141,315,973     147,104,806

          Total Liabilities and Shareholders' Investment                        $273,928,577    $277,359,597    $293,890,089
    Book Value Per Share                                                        $      12.23    $      12.59    $      13.13

    Shares Outstanding                                                            11,228,565      11,222,180      11,199,986

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME
                                                    For The Three Months Ended March 31, 1999 and 1998


                                                                                      1999            1998
    REVENUES
       Premiums earned                                                          $  20,511,600   $  22,248,261
       Net investment income                                                        2,145,330       2,295,831
       Realized investment gains                                                    2,354,246         896,552
       Other revenues                                                                  78,626          26,945
        Total Revenues                                                             25,089,802      25,467,589

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                              9,766,940      11,433,308
       Loss adjustment expenses incurred                                            1,923,299       1,629,775
       Underwriting, acquisition and
          insurance expenses                                                        6,862,781       6,811,295
       (Increase) decrease in deferred insurance
          acquisition costs                                                          (328,677)        569,779
       Other expenses                                                                 326,398         343,168
         Total Losses and Expenses Incurred                                        18,550,741      20,787,325

    Income from operations before
       income taxes                                                                 6,539,061       4,680,264

    Income tax expense (benefit)
       Current                                                                      1,824,610       1,417,023
       Deferred                                                                       189,399        (197,300)
                                                                                    2,014,009       1,219,723

    Net Income                                                                  $   4,525,052   $   3,460,541


    INCOME PER SHARE - BASIC                                                    $        0.40   $        0.31


    Weighted Average Number of Shares Outstanding - Basic                          11,216,162      11,168,127


    INCOME PER SHARE - DILUTED                                                  $        0.40   $        0.31


    Weighted Average Number of Shares Outstanding - Diluted                        11,259,274      11,264,321


                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT
                                                               AND COMPREHENSIVE INCOME
                                                       Common                             Accumulated
                                         Common        Stock                                 Other
                                         Stock      Distributable                Compre-     Compre-
                                       (Par Value    (Par Value      Paid-In     hensive     hensive      Retained    Treasury
                                         $1.00)        $1.00)        Surplus      Income      Income      Earnings      Stock
Balance, January 1, 1997               $ 7,612,711   $ 3,806,355   $21,114,644  $     -      $21,624,025  $62,761,654  $(337,506)
 Comprehensive income
  Net income                                 -             -             -       15,191,879        -       15,191,879      -
  Other comprehensive income
  Unrealized appreciation on
    available-for-sale securities,
     net of deferred taxes                   -             -             -       21,197,000        -            -          -
  Less: reclassification adjustment,
    net of tax of $5,225,931, for
     gain included in net income             -             -             -      (10,144,453)       -            -          -
  Other comprehensive income                 -             -             -       11,052,547   11,052,547        -          -
 Comprehensive income                        -             -             -       26,244,426        -            -          -
  Stock options exercised                   83,678         -           542,344        -            -            -        (63,769)
  Purchases and sales of treasury
    stock, net                               -             -           175,218        -            -            -          -
  Stock dividend                         3,806,131    (3,806,355)        -            -            -            -          -
  Cash dividends declared                    -             -             -            -            -       (4,221,415)     -
Balance, December 31, 1997              11,502,520         -        21,832,206        -       32,676,572   73,732,118   (401,275)
 Comprehensive income
  Net income                                 -             -             -       19,423,913        -       19,423,913      -
  Other comprehensive income
  Unrealized depreciation on
    available-for-sale securities,
     net of deferred taxes                   -             -             -       (6,078,237)       -            -          -
  Less: reclassification adjustment,
    net of tax of $4,619,349, for
     gain included in net income             -             -             -       (8,578,790)       -            -          -
  Other comprehensive income                 -             -             -      (14,657,027) (14,657,027)       -          -
 Comprehensive income                        -             -             -        4,766,886        -            -          -
  Stock options exercised                   26,856         -           142,409        -            -            -        (18,952)
  Purchases and sales of treasury
    stock, net                               -             -           271,751        -            -            -        (75,332)
  Cash dividends declared                    -             -             -            -            -      (3,139,786)      -
Balance, December 31, 1998              11,529,376         -        22,246,366        -       18,019,545  90,016,245    (495,559)
 Comprehensive income
  Net income                                 -             -             -        4,525,052        -       4,525,052       -
  Other comprehensive income
  Unrealized depreciation on
    available-for-sale securities,
     net of deferred taxes                   -             -             -       (6,252,906)       -           -           -
  Less: reclassification adjustment,
    net of tax of $823,986, for
     gain included in net income             -             -             -       (1,530,260)       -           -           -
  Other comprehensive income                 -             -             -       (7,783,166)   (7,783,166)     -           -
 Comprehensive income                        -             -             -       (3,756,841)       -           -           -
  Stock options exercised                    6,385         -            32,285        -            -           -           -
  Cash dividends declared                    -             -             -            -            -       (785,999)       -
Balance, March 31, 1999                $11,535,761   $     -        $22,278,651 $     -      $10,236,379 $93,755,298    (495,559)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           March 31,      December 31,     March 31,
                                                                             1999             1998            1998
     Cash flows provided by operating activities:
     Net Income                                                         $ 4,525,052      $ 19,423,913    $  3,460,541
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  254,194         1,195,955         253,594
              Realized investment gains                                  (2,354,246)      (13,198,139)       (896,552)
              Change in:
                  Deferred insurance acquisition costs                     (328,677)          662,164         569,779
                  Unearned premiums                                      (2,461,862)       (5,870,417)     (1,924,465)
                  Allowance for doubtful accounts receivable from agents     15,000            60,000          15,000
                  Accrued investment income                                (138,280)           28,694          29,034
                  Receivables from agents, insureds and others            1,162,522         3,542,835         578,417
                  Balances due to/from reinsurers                           575,235          (191,361)        553,015
                  Reinsurance recoverable on paid and unpaid losses      (1,472,882)         (897,506)     (1,109,230)
                  Funds held by ceding reinsurers                             -               (35,756)         43,235
                  Income taxes payable                                    1,531,368           633,804       1,415,747
                  Deferred income taxes                                     189,399          (304,896)       (197,301)
                  Due to/from securities brokers                           (863,979)       (6,721,020)     (5,318,372)
                  Prepaid reinsurance premiums                              (75,969)           16,914          49,167
                  Other assets                                              (85,247)           (5,305)         23,908
                  Reserve for losses and loss adjustment expenses         3,497,236         7,031,712       3,021,420
                  Accounts payable                                         (282,937)          371,977          29,194
                  Accrued premium taxes                                     (59,016)          (99,992)        (76,716)
                          Net cash provided by operating activities       3,626,911         5,643,576         519,415

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments            6,703,954        40,484,195       5,817,238
         Purchases of available-for-sale investments                    (13,116,561)      (49,573,482)     (7,044,564)
         Maturities of available-for-sale investments                     2,703,969         7,660,719       1,207,794
         Purchase of depreciable assets                                    (148,764)       (1,080,065)       (322,416)
                          Net cash used for investing activities         (3,857,402)       (2,508,633)       (341,948)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                               (785,999)       (3,139,786)       (783,327)
         Stock options exercised                                             38,670           441,017         101,405
         Net proceeds from sale of treasury stock                             -               (94,284)         (7,950)
                          Net cash used for financing activities           (747,329)       (2,793,053)       (689,872)

         Net (decrease) increase in cash                                   (977,820)          341,890        (512,405)
         Cash, beginning of period                                        1,544,438         1,202,548       1,202,548
         Cash, end of period                                            $   566,618      $  1,544,438    $    690,143

    Cash paid during the year for:
         Income taxes                                                   $   858,200      $  8,358,132    $  1,100,781



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1999

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1998, and the Consolidated Statement of Cash Flows as of December 31, 1998, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 annual report on Form 10-K.

   (2)   Income Per Share
         Net income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period.

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings per Share," which re-places the presentation of primary and fully diluted earnings per share
         (EPS) with a presentation of basic and diluted EPS. The following table sets forth the computation of basic and diluted EPS:


                                                                       March 31,
                                                                 1999            1998
    Numerator:
      Consolidated net income                                $ 4,525,052    $ 3,460,541

    Denominator:
    Denominator for basic EPS - weighted average shares       11,216,162      11,168,127
     Effect of dilutive securities - employee stock options       43,112          96,194
    Denominator for diluted EPS                               11,259,274      11,264,321



   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 6,385 options exercised during the three months ended March 31, 1999 and there were 21,482 options exercised during the three months ended March 31, 1998. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 annual report.


   (5)   Dividends
         1999
         On February 26, 1999 a cash dividend of $.07 per share was declared to shareholders of record March 12, 1999 and paid March 26 in the amount of $785,999.

         1998
         On October 21, 1998 a cash dividend of $.07 per share was declared to shareholders of record December 4, 1998 and paid December 18 in the amount of $785,669.

         On July 24, 1998 a cash dividend of $.07 per share was declared to shareholders of record September 11, 1998 and paid September 25 in the amount of $785,410.

         On April 29, 1998 a cash dividend of $.07 per share was declared to shareholders of record June 12, 1998 and paid June 26 in the amount of $785,191.

         On February 27, 1998 a cash dividend of $.07 per share was declared to shareholders of record March 13, 1998 and paid March 27 in the amount of $783,327.

   (6)   Investments
         Fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' invest-ment, net of taxes. The cost of fixed maturities is adjusted for amor-tization of premiums and accretion of discounts to maturity. Fixed ma-turities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of in-come to carrying values equal to their estimated fair values.

         Investment real estate is carried at cost net of accumulated deprecia-tion of $873,885, $789,597 and $512,533 as of March 31, 1999, December
         31, 1998 and March 31, 1998, respectively. The real estate is de-preciated over the estimated useful life of the asset.

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

   (8)   Industry Segment Disclosures
         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Standards No. 131, "Disclo-sures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect results of operations or finan-cial position, but did affect the disclosures of segment information.

         The Company has three business segments, which are segregated based on the types of products and services provided. The segments are (1) prop-erty and casualty, (2) fidelity and surety, and (3) discontinued re-insurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for in-terim reporting follows:

                                                  Three Months Ended
                                       March 31,      March 31,        March 31,
                                         1999           1998             1997
           Total Revenues
             Property & Casualty     $17,215,139    $17,253,335      $15,131,587
             Fidelity & Surety         4,840,719      5,992,016        5,959,298
             Reinsurance Assumed         171,186        110,136           76,866
                     Totals:         $22,227,044    $23,355,487      $21,167,751

           Before-tax Profit (Loss):
             Property & Casualty     $ 4,684,629    $ 4,215,351      $ 1,038,979
             Fidelity & Surety        (1,078,525)    (1,063,317)       1,357,335
             Reinsurance Assumed         139,475         42,152       (1,312,433)
                     Totals:         $ 3,745,579    $ 3,194,186      $ 1,083,881

           Reconciliation to Con-
            solidated GAAP:
             Capital and Surplus       2,327,809      1,718,987        1,320,484
             Inter-company adjustments   465,673       (232,909)          69,977
           Consolidated NIBT:        $ 6,539,061    $ 4,680,264      $ 2,474,342

         There has been no material change in the allocation of assets among the segments, and there has been no change in the method of measurement for the results of the segment operations.


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

Adequate premium rates continue to be of concern to the Company and the property casulaty industry as a whole. Management feels strongly that rate reg-ulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview section, the property-casualty insurance industry is in a downward cycle. Indeed, in the first quarter the Company saw a continu-ation of the decrease in premium writings that began in 1998. However, the in-creased claim activity that the Company experienced in 1997 has stabilized, as indicated by the decrease in the loss ratio. The expense portion of the com-bined ratio increased largely due to the decrease in the denominator, which is premiums written. Management believes the increased marketing efforts noted in the Overview will counter the difficult market conditions and restore the Company's trend of increasing underwriting profits.

For the quarter ended March 31, 1999 gross premiums written totaled $19,335,808, down 10.8% over the $21,674,896 written in the first quarter of 1998. The new programs begun by the Company are just beginning to influence premium totals, and as they become fully implemented premium results should become much more favorable.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $20,511,600, $88,502,969 and $22,248,261 for the respective periods; and net unearned premiums were $39,079,570, $40,814,358 and $45,487,384 at each respective period.

                                  March 31,    December 31,   March 31,
                                    1999          1998          1998
     Gross Premiums Written       $19,335,808   $87,802,645   $21,674,896
     Reinsurance Ceded              1,362,039     5,153,179     1,301,933
     Net Premiums Written         $17,973,769   $82,649,466   $20,372,963
     Net Premiums Earned          $20,511,600   $88,502,969   $22,248,261
     Net Unearned Premium Reserve $39,079,570   $40,814,358   $45,487,384


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


                                                 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):      1999            1998             1998
          Loss and Loss Adjustment Expenses         57.2%           59.4%            59.0%
          Underwriting Expenses                     39.4%           35.6%            34.6%
          Combined Ratios                           96.6%           95.0%            93.6%

The Company's combined ratio continues to compare favorably with the commercial lines industry average, which was 107.4% for the year 1998.


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

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or accre-tion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

                                        March 31,          December 31,          March 31,
Investments:                              1999                1998                 1998
     Invested Assets                    $ 232,145,257       $ 238,140,592       $ 254,056,129
     Net Investment Income                  2,145,330           9,119,936           2,295,831
     Percent of Return to
       Average Carrying Value                   4.0%                4.5%                4.7%
     Realized Gains                        2,354,246          13,198,139             896,552
     Change in Unrealized Gains         $ (7,783,166)       $(14,657,027)       $  7,563,631

The $7,783,166 decrease in unrealized gains for the first quarter of 1999 was composed of a $563,542 decrease in market value over cost of the Company's fixed maturities and a $7,219,624 decrease in market value over cost of the equity portfolio. Net investment income decreased by 6.5%, and the return on average carrying value also decreased slightly. Before-tax unrealized gains were $15,748,275, $27,722,374 and $57,073,589 as of March 31, 1999, December
31, 1998 and March 31, 1998.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for losses and loss adjustment ex-enses were $82,001,286 as of March 31, 1999 compared with $78,504,050 as of De-cember 31, 1998 and $74,493,758 as of March 31, 1998. The increase is a combina-tion of giving consideration for increases in premium volume, increased reten-tion on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and pro-jections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (84.7%, 85.9% and 86.4% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential computer problems related to the approaching year 2000. Older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs may mis-interpret a date, using "00" as the year 1900 rather than the year 2000.

Over the past three years the Company has incurred approximately $2.3 million of expenses in updating its management information system to alleviate potential year 2000 problems. This process is substantially completed, with only final testing and minor adjustments remaining. The additional expense for the testing and adjustments is expected to be less than $100,000. As a result of these efforts, the Company is confident that the year 2000 will not cause a significant disruption to its business.

The Company has also assessed the potential impact of year 2000 related problems that may be encountered by our agents and third parties, and deter-mined that any impact would not be material relative to the operations of the Company. However, there can be no guarantee that actual results would not differ materially from those anticipated; therefore, the Company has de-veloped a contingency plan in the event of a worst-case scenario.

                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     March 31, 1999, December 31, 1998 and March 31, 1998

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              1999                 1998            1998
    ASSETS
    Cash and Invested Assets                       $        212,767,561         $217,813,120    $236,067,041
    Other Assets                                             22,306,767           19,542,328      19,729,181
    Total Assets                                   $        235,074,328         $237,355,448    $255,796,222
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         79,058,797         $ 77,094,939    $ 73,071,573
    Unearned Premiums                                        38,276,527           40,814,358      44,792,563
    Other Liabilities                                        20,826,258           16,543,315      17,865,273
    Total Liabilities                                       138,161,582          134,452,612     135,729,409
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     96,912,746          102,902,836     120,066,813
    Total Liabilities and Capital                  $        235,074,328         $237,355,448    $255,796,222

    Statements of Income
    Premiums Earned                                $         20,511,600         $ 88,502,969    $ 22,248,261
    Underwriting Deductions                                  18,814,344           82,659,222      20,289,033
    Net Underwriting Gain                                     1,697,256            5,843,747       1,959,228
    Investment Income Including Sales                         4,297,147           20,967,446       2,801,965
    Other Income                                                 78,985              106,675          24,247
    Income Tax Expense                                        1,812,901            7,866,629       1,224,276
    Net Income                                     $          4,260,487         $ 19,051,239    $  3,561,164


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          5,506,271         $  5,732,082    $  6,422,661
    Other Assets                                                482,834              140,872       3,154,389
    Total Assets                                   $          5,989,105         $  5,872,954    $  9,577,050
    LIABILITIES
    Reserve for Losses and Loss Expenses           $            367,612         $      -        $    358,154
    Unearned Premiums                                             -                    -               -
    Other Liabilities                                             8,610                7,709       2,738,029
    Total Liabilities                                           376,222                7,709       3,096,183
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      5,612,883            5,865,245       6,480,867
    Total Liabilities and Capital                  $          5,989,105         $  5,872,954    $  9,577,050
    Statements of Income
    Premiums Earned                                $              -             $      -        $      -
    Underwriting Deductions                                       5,265               (1,216)          2,171
    Net Underwriting (Loss) Gain                                 (5,265)               1,216          (2,171)
    Investment Income Including Sales                            68,293              600,404          72,285
    Other Income                                                 -                    -               -
    Income Tax Expense (Benefit)                                  2,311              122,601           1,250
    Net Income                                     $             60,717         $    479,019    $     68,864






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


     Item 2.   Changes in Securities
                         NONE

     Item 3.   Defaults Upon Senior Securities
                         NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

               Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 17, 1999, both of which are dated April 9, 1999 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE



                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Retired, formerly with
      Capitol Transamerica Corporation        American National Bank
      Sun Prairie,  Wisconsin                 Madison,  Wisconsin

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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     May 6, 1999


                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450
                        CAPITOL TRANSAMERICA CORPORATION
                         REPORTS FIRST QUARTER EARNINGS

   Madison, Wisconsin, April 28, 1999 - Capitol Transamerica Corporation today announced that net income for the first quarter ended March 31, 1999 was $4.5 million or $.40 per share. This represents a 30.8% increase over net income of $3.5 million or $.31 per share earned for the same period last year. Unless otherwise noted, all per share amounts are presented on a diluted basis.
   First quarter 1999 net income included after-tax realized investment gains of $1.5 million or $.14 per share compared with $583,000 or $.05 per share in 1998. Excluding after-tax realized investment gains, net income for the first quarter was $3.0 million or $.27 per share against $2.9 million or $.26 per share for the 1998 period.
   Market conditions continued to have a negative impact on the premium writ-ings for the entire insurance industry, as well as the Company. Capitol Trans-america had a 10.8% decrease in gross premiums written from $21.7 million in the first quarter of 1998 to $19.3 million this year. The Company has respond-ed by increasing marketing efforts and commission rates which, when combined with the lower premiums, has led to a higher expense ratio. Management is con-fident that these efforts, as well as the introduction of compatible new coverages, will reverse the recent decline in premium production, caused pri-marily by rate competition.
   Net investment income was relatively unchanged at $2.1 million for the first quarter of 1999 compared with $2.3 million last year. Total cash and invested assets decreased to $232.7 million at March 31, 1999 from $239.7 million at December 31, 1998, which was primarily due to a decrease in market value on certain stocks in the Company's equity portfolio.
   Shareholders' investment at March 31, 1999 was $137.3 million or $12.23 per share compared with $141.3 million or $12.59 per share at year-end 1998.
   The Company's combined net loss, loss expense and general expense ratio for the first quarter of 1999 was 96.6% compared with 93.6% for the first quarter of 1998. The Company's overall loss and expense ratio continues to be very favorable compared to the commercial lines insurers industry average of 107.4% for the year 1998.
   Commenting on the results, George A. Fait, Chairman, stated that "Despite a difficult quarter from a premium standpoint, the Company showed a respectable increase in earnings over the first quarter of 1998. The Company is introducing new programs which are compatible with Capitol Transamerica's history of strong underwriting gains. We are also expanding our existing coverages into new states, and applications are pending for admission into additional states."
   "The Company re-underwrote the entire surety book of business in late 1997 and during the year 1998." Fait continued. "The large increase in contract surety premiums written in 1995 and 1996 was leading to increased loss activity and by re-underwriting the surety book we should return to previous profit-ability levels of this business segment. We are optimistic that premiums will resume an upward trend, and that the Company will continue to benefit from the strong, consistent growth that it has had in the past."
   The Annual Meeting of Shareholders is scheduled for May 17 at the Mariott Inn Madison West in Middleton, Wisconsin.
   Capitol Transamerica Corporation is an insurance holding company operating a national insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its subsidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, provides premium financing for the insurance companies.
   The Capitol Transamerica Group operates in 37 states and is rated A+ by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.
   Capitol Transamerica Corporation, with 11.2 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.

                         FINANCIAL HIGHLIGHTS FOLLOW

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA
                          (in thousands, except per share)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three months ended March 31,
                                                1999                    1998
    REVENUES
       Gross premiums written                $ 19,336                $ 21,675
       Net premiums written                    17,974                  20,373
       Net premiums earned                   $ 20,512                $ 22,248

    EXPENSES
       Claims and claim expenses               11,690                  13,063
       Other underwriting expenses              6,861                   7,724
          Total Losses and Expenses Incurred   18,551                  20,787

       Underwriting income                      1,961                   1,461

       Investment income                        2,145                   2,296
       Realized investment gains                2,354                     897
       Other income                                79                      27
          Income from Operations Before
            Income Tax                          6,539                   4,681
       Income tax expense                       2,014                   1,220

            NET INCOME                       $  4,525                $  3,461

    EARNINGS PER SHARE - BASIC               $   0.40                $   0.31

    EARNINGS PER SHARE - DILUTED             $   0.40                $   0.31


                    COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                                   1999            1998            1997           1996            1995
Per Share Information
    Income per share - diluted $       0.40    $       0.31    $       0.18    $       0.30   $       0.27
    Consolidated net income    $      4,525    $      3,641    $      2,040    $      3,280   $      3,033
    Weighted average number
      of shares outstanding
      - diluted                      11,259          11,264          11,251          11,058         11,123
    Book value per share       $      12.23    $      13.13    $      10.28    $       8.56   $       6.65
    Shareholders' investment   $    137,311    $    147,105    $    114,669    $     94,811   $     73,434
    Dividends paid             $        792    $        790    $      1,911    $      1,476   $        535
    Shares outstanding               11,229          11,200          11,150          11,073         11,040
Company Statistics:
    Gross premiums written     $     19,336    $     21,675    $     20,287    $     18,877   $     14,903
    Net investment income      $      2,145    $      2,296    $      2,147    $      1,710   $      1,543
    Invested assets            $    232,145    $    254,056    $    189,338    $    151,217   $    114,977
    Total assets               $    273,929    $    293,890    $    226,628    $    180,339   $    137,306
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:         57.2%           59.0%           61.4%           49.9%           50.4%
    Underwriting expenses             39.4%           34.6%           36.7%           34.5%           33.8%
    Combined ratios                   96.6%           93.6%           98.1%           84.4%           84.2%

                                                    20

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     March 31,      March 31
                                                       1999           1998
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $46, and
      $66, respectively)                            $     50       $     71
     State and municipal bonds (cost $71,265,
      and $65,899, respectively)                       77,269         70,373
     Corporate bonds (cost $627, and $817,
      respectively)                                       603            869
     Common stock (cost $116,941, and $111,774,
      respectively)                                   125,423        162,179
     Preferred stock (cost $5,884, and $6,197,
      respectively)                                     7,167          8,336
      Investment real estate                           10,139          8,206
    Short-term investments                             11,494          4,022
     Total Investments                                232,145        254,056

   Cash                                                   567            690
   Receivables                                         24,659         23,193
   Other assets                                        16,558         15,951

     TOTAL ASSETS                                    $273,929        293,890


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 82,001       $ 74,494
   Unearned premiums                                   39,080         45,487
   Other liabilities                                   15,537         26,804

     TOTAL LIABILITIES                               $136,618       $146,785


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,536 and
      11,524 shares, respectively                    $ 11,536       $ 11,524
   Paid-in surplus                                     22,279         21,912
   Unrealized appreciation on securities carried
      at fair value, net of deferred taxes of
      $5,512 and $19,405, respectively                 10,236         37,669
   Retained earnings                                   93,755         76,409
   Less treasury stock, 307, and 324 shares,
      respectively, at cost                              (495)          (409)

     TOTAL SHAREHOLDERS' EQUITY                       137,311        147,105

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $273,929       $293,890


SHAREHOLDERS' EQUITY PER SHARE                       $  12.23       $  13.13

SHARES OUTSTANDING                                     11,229         11,200

