Form 10-Q
period 1999-06-30
CAPITOL TRANSAMERICA CORP
filed 1999-08-17
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1999  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (13 1/4) and low price (12 7/8), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 1999 was approximately $147,216,674.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 1999

                 Common Stock, $1.00 Par Value;


                       Issued:        11,538,322

                       Outstanding:   11,270,176


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information and Exhibits

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,      June 30,
                                                                                 1999           1998            1998
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $42,020, $51,204
         and $54,012, respectively)                                        $     45,297    $     55,350    $     58,695
       State, municipal and political subdivision bonds (amortized
         cost $73,514,131, $67,339,664 and $66,334,009, respectively)        78,690,577      74,182,001      70,602,600
       Corporate bonds and notes (amortized cost $878,383,
         $819,678 and $818,174, respectively)                                   849,020         824,109         867,489
       Equity securities:
       Common stock (cost $121,537,302, $115,583,088 and
          $110,607,273, respectively)                                       137,043,056     135,373,036     148,727,611
       Nonredeemable preferred stock (cost $6,183,941, $6,769,703
          and $6,269,703, respectively)                                       7,520,735       7,851,215       8,367,001
       Investment real estate, at cost, net of depreciation                  10,282,768       9,999,919       8,695,480
       Short-term investments, at cost which
          approximates fair value                                             3,950,315       9,854,962       5,948,642
              Total Investments                                             238,381,768     238,140,592     243,267,518

    Cash                                                                      1,128,175       1,544,438         590,537
    Accrued investment income                                                 1,663,726       1,678,998       1,721,169
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $530,000, $500,000 and $470,000, respectively  19,424,051      17,217,646      21,621,406
    Balances due from reinsurers                                              2,479,652         913,186         259,811
    Funds held by ceding reinsurers                                              35,756          35,756          43,235
    Deferred insurance acquisition costs                                     14,115,040      13,524,777      13,797,429
    Prepaid reinsurance premiums                                              1,047,296         727,074         373,979
    Due from securities brokers                                               4,218,511       1,633,833       5,211,626
    Income taxes receivable                                                        -            141,982            -
    Other assets                                                              2,234,599       1,801,315       2,054,910
              Total Assets                                                 $284,728,574    $277,359,597    $288,941,620


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                   June 30,     December 31,       June 30,
                                                                                     1999          1998              1998
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 54,619,303    $ 55,336,376    $ 51,238,825
      Reserve for loss adjustment expenses                                        23,120,951      23,167,674      23,125,685
      Unearned premiums                                                           42,363,069      41,541,432      46,264,452
         Total Policy Liabilities and Accruals                                   120,103,323     120,045,482     120,628,962

    Accounts payable                                                               3,212,105       3,340,980       2,265,554
    Claim drafts outstanding                                                       3,002,366       2,836,566       3,516,495
    Due to securities brokers                                                      1,009,992         231,185         936,828
    Balances due to reinsurers                                                     1,513,791       1,038,967         669,888
    Accrued premium taxes                                                            225,008         237,171         176,335
    Income taxes payable                                                           1,621,060          91,444       1,497,986
    Deferred income taxes                                                          6,414,103       8,221,829      13,942,208
         Total Other Liabilities                                                  16,998,425      15,998,142      23,005,294

         Total Liabilities                                                       137,101,748     136,043,624     143,634,256


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,538,322, 11,529,376 and 11,522,605, respectively              11,538,322      11,529,376      11,522,605
    Paid-in surplus                                                               22,589,189      22,246,366      22,136,114
    Accumulated other comprehensive income, net of deferred taxes of
          $7,697,519, $9,702,829 and $15,143,679, respectively                    14,295,389      18,019,545      29,396,546
    Retained earnings                                                             99,699,485      90,016,245      82,722,142

    Shareholders' investment before treasury stock                               148,122,385     141,811,532     145,777,407

    Treasury stock, 268,146, 307,196 and 305,592 shares,
          respectively, at cost                                                     (495,559)       (495,559)       (470,043)
          Total Shareholders' Investment                                         147,626,826     141,315,973     145,307,364

          Total Liabilities and Shareholders' Investment                        $284,728,574    $277,359,597    $288,941,620

    Book Value Per Share                                                        $      13.10    $      12.59    $      12.95

    Shares Outstanding                                                            11,270,176      11,222,180      11,217,013

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME



                                                  For the Six Months                  For the Three Months
                                                    Ended June 30                         Ended June 30
                                                 1999           1998                  1999            1998
    REVENUES
       Premiums earned                     $  41,516,233   $  44,814,531        $  21,004,633   $  22,566,270
       Net investment income                   4,438,879       4,582,773            2,293,549       2,286,942
       Realized investment gains               5,260,243       7,537,903            2,905,997       6,641,351
       Other revenues                            129,070          48,908               50,444          21,963
        Total Revenues                        51,344,425      56,984,115           26,254,623      31,516,526

    LOSSES INCURRED AND EXPENSES
       Losses incurred                        15,690,363      22,985,036            5,923,423      11,551,728
       Loss adjustment expenses incurred       4,097,851       3,959,518            2,174,552       2,329,743
       Underwriting, acquisition and
          insurance expenses                  15,062,077      14,270,964            8,199,296       7,459,669
       (Decrease) increase in deferred
          insurance acquisition costs           (590,263)        389,512             (261,586)       (180,267)
       Other expenses                            670,716         687,184              344,318         344,016
         Total Losses Incurred
            and Expenses                      34,930,744      42,292,214           16,380,003      21,504,889

    Income from operations before
       income taxes                           16,413,681      14,691,901            9,874,620      10,011,637

    Income tax expense (benefit)
       Current                                 4,958,648       4,330,445            3,134,038       2,913,422
       Deferred                                  197,586        (131,442)               8,187          65,858
                                               5,156,234       4,199,003            3,142,225       2,979,280

    Net Income                             $  11,257,447   $  10,492,898        $   6,732,395   $   7,032,357


    INCOME PER SHARE - BASIC               $        1.00   $        0.94        $        0.60   $        0.63


    Weighted Average Number of Shares
        Outstanding - Basic                   11,230,192      11,179,758           11,230,192      11,179,758


    INCOME PER SHARE - DILUTED             $        1.00   $        0.93        $        0.60   $        0.63


    Weighted Average Number of Shares
        Outstanding - Diluted                 11,253,441      11,243,474           11,253,441      11,243,474


                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT
                                                               AND COMPREHENSIVE INCOME
                                                                                        Accumu-
                                                    Common                               lated
                                       Common       Stock                                Other
                                       Stock     Distributable                Compre-   Compre-
                                     (Par Value   (Par Value    Paid-In      hensive   hensive     Retained   Treasury
                                       $1.00)       $1.00)      Surplus      Income    Income       Earnings    Stock
Balance, January 1, 1997            $ 7,612,711 $ 3,806,355 $21,114,644  $     -      $21,624,025 $62,761,654 $ (337,506)
  Comprehensive income
    Net income                           -            -           -       15,191,879        -      15,191,879       -
    Other comprehensive income
    Unrealized appreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -       21,197,000        -           -           -
    Less:  reclassification adjust-
     ment, net of tax of $5,225,931,
      for gain included in net income    -            -           -      (10,144,453)       -           -           -
    Other comprehensive income           -            -           -       11,052,547   11,052,547       -           -
  Comprehensive income                   -            -           -       26,244,426        -           -           -
    Stock options exercised              83,678       -         542,344        -            -           -        (63,769)
    Purchases and sales of treasury
     stock, net                          -            -         175,218        -            -           -           -
    Stock dividend                    3,806,131  (3,806,355)      -            -            -           -           -
    Cash dividends declared              -            -           -            -            -      (4,221,415)      -
Balance, December 31, 1997          $11,502,520       -     $21,832,206        -      $32,676,572 $73,732,118 $ (401,275)
  Comprehensive income
    Net income                           -            -           -       19,423,913        -      19,423,913       -
    Other comprehensive income
    Unrealized depreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -       (6,078,237)       -           -           -
    Less:  reclassification adjust-
     ment, net of tax of $4,619,349,
     for gain included in net income     -            -           -       (8,578,790)       -           -           -
    Other comprehensive income           -            -           -      (14,657,027) (14,657,027)      -           -
  Comprehensive income                   -            -           -        4,766,886        -           -           -
    Stock options exercised              26,856       -         142,409       -             -           -        (18,952)
    Purchases and sales of treasury
     stock, net                          -            -         271,751       -             -           -        (75,332)
    Cash dividends declared              -            -           -           -             -      (3,139,786)      -
Balance, December 31, 1998          $11,529,376       -     $22,246,366       -       $18,019,545 $90,016,245 $ (495,559)
  Compehensive income
    Net income                           -            -           -       11,257,447        -      11,257,447       -
    Other comprehensive income
    Unrealized depreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -         (304,998)       -           -           -
    Less:  reclassification adjust-
     ment, net of tax of $1,841,085,
     for gain included in net income     -            -           -       (3,419,158)       -           -           -
    Other comprehensive income           -            -           -       (3,724,156)  (3,724,156)      -           -
  Comprehensive income                   -            -           -        7,533,291        -           -           -
    Stock options exercised               8,946       -          52,399        -            -           -           -
    Purchases and sales of treasury
     stock, net                          -            -         290,424        -            -           -           -
    Cash dividend declared               -            -           -            -            -      (1,574,207)      -
Balance, June 30, 1999              $11,538,322       -     $22,589,189        -      $14,295,389 $99,699,485 $ (495,559)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           June 30,      December 31,       June 30,
                                                                             1999             1998            1998
    Cash flows provided by operating activities:
     Net Income                                                         $11,257,447      $ 19,423,913    $ 10,492,898
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  534,004         1,195,955         547,904
              Realized investment gains                                  (5,260,243)      (13,198,139)     (7,537,903)
              Change in:
                  Deferred insurance acquisition costs                     (590,263)          662,164         389,512
                  Unearned premiums                                         821,637        (5,870,417)     (1,147,397)
                  Allowance for doubtful accounts receivable from agents     30,000            60,000          30,000
                  Accrued investment income                                  15,272            28,694         (13,477)
                  Receivables from agents, insureds and others           (2,236,405)        3,542,835        (830,925)
                  Balances due to/from reinsurers                           391,207          (191,361)        112,629
                  Reinsurance recoverable on paid and unpaid losses      (1,482,849)         (897,506)       (917,200)
                  Funds held by ceding reinsurers                              -              (35,756)        (43,235)
                  Income taxes payable                                    1,671,598           633,804       2,254,495
                  Deferred income taxes                                     197,584          (304,896)       (131,445)
                  Due to/from securities brokers                         (1,805,871)       (6,721,020)     (9,593,170)
                  Prepaid reinsurance premiums                             (320,222)           16,914         370,009
                  Other assets                                             (395,392)           (5,305)       (385,812)
                  Reserve for losses and loss adjustment expenses          (763,796)        7,031,712       2,892,172
                  Accounts payable                                           36,925           371,977         (23,518)
                  Accrued premium taxes                                     (12,163)          (99,992)       (160,828)
                          Net cash provided by operating activities       2,088,470         5,643,576      (3,695,291)

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           20,543,045        40,484,195      25,093,983
         Purchases of available-for-sale investments                    (26,506,213)      (49,573,482)    (22,412,160)
         Maturities of available-for-sale investments                     5,078,478         7,660,719       2,201,620
         Purchase of depreciable assets                                    (397,605)       (1,080,065)       (486,682)
                          Net cash used for investing activities         (1,282,295)       (2,508,633)     (4,396,761)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,574,207)       (3,139,786)     (1,568,706)
         Stock options exercised                                             61,345           150,314          80,007
         Net proceeds from sale of treasury stock                           290,424           196,419         175,218
                          Net cash used for financing activities         (1,222,438)       (2,793,053      (1,313,481)

         Net (decrease) increase in cash                                   (416,263)          341,890        (612,011)
         Cash, beginning of period                                        1,544,438         1,202,548       1,202,548
         Cash, end of period                                            $ 1,128,175      $  1,544,438    $    590,537

    Cash paid during the year for:
         Income taxes                                                   $ 4,087,024      $  8,358,132    $  2,182,031


                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 1999

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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings per Share," which re-places the presentation of primary and fully diluted earnings per share
         (EPS) with a presentation of basic and diluted EPS. The following table sets forth the computation of basic and diluted EPS:


                                                                     June 30,        Dec. 31,      June 30,
                                                                       1999            1998          1998

       Numerator:
         Consolidated net income                                    $11,257,447    $19,423,913   $10,492,898
       Denominator:
       Denominator for basic EPS - weighted average shares           11,230,192     11,206,018    11,179,758
         Effect of dilutive securities - employee stock options          23,249         74,424        63,716
       Denominator for diluted EPS                                   11,253,441     11,280,442    11,243,474


   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 8,946 options exercised during the six months ended June 30, 1999 and there were 20,085 options exercised during the six months ended June 30, 1998. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 annual report.

   (5)   Dividends
         1999
         On May 13, 1999 a cash dividend of $.07 per share was declared to shareholders of record June 11, 1999 and paid June 25, 1999 in the amount of $788,708.

         On February 26, 1999 a cash dividend of $.07 per share was declared to shareholders of record March 12, 1999 and paid March 26, 1999 in the amount of $785,999.

        1998
        On October 21, 1998 a cash dividend of $.07 per share was declared to shareholders of record December 4, 1998 and paid December 18, 1998 in the amount of $785,669.

        On July 24, 1998 a cash dividend of $.07 per share was declared to shareholders of record September 11, 1998 and paid September 25,1998 in the amount of $785,410.

        On April 29, 1998 a cash dividend of $.07 per share was declared to shareholders of record June 12, 1998 and paid June 26, 1998 in the amount of $785,191.

        On February 27, 1998 a cash dividend of $.07 per share was declared to shareholders of record March 13, 1998 and paid March 27, 1998 in the amount of $783,327.


   (6)   Investments
         Fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' investment net of taxes. The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

         Investment real estate is carried at cost net of accumulated deprecia-tion of $962,159, $789,597 and $606,799 as of June 30, 1999, December
         31, 1998 and June 30, 1998, respectively.

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


   (8)   Industry Segment Disclosures
         Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's Statement of Financial Standards No. 131, "Dis-closures about Segments of an Enterprise and Related Information."
         The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosures of segment inform-ation.

         The Company has three business segments, which are segregated based on the types of products and services provided. The segments are
         (1) property and casualty, (2) fidelity and surety, and (3) discon-tinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows:

                                                                Year to Date
                                                    June 30,     December 31,     June 30,
                                                      1999           1998           1998
              Total Revenues:
                 Property & Casualty             $ 35,134,996   $ 72,420,673   $ 36,724,045
                 Fidelity & Surety                  9,889,077     23,640,597     12,155,855
                 Reinsurance Assumed                  424,566        824,414        449,051
                    Totals:                      $ 45,448,639   $ 96,885,684   $ 49,328,951

              Before-tax Profit (Loss):
                 Property & Casualty             $  9,711,547   $ 11,793,098   $  8,027,555
                 Fidelity & Surety                    244,328      2,582,866       (624,853)
                 Reinsurance Assumed                  174,292        410,173        117,132
                    Totals:                      $ 10,130,167   $ 14,786,137   $  7,519,834

              Reconciliation to Consolidated GAAP:
                 Capital and Surplus                5,591,816     12,817,913      7,008,719
                 Inter-company Adjustments            691,698        396,938     (2,534,453)
              Consolidated net income before-tax:$ 16,413,681   $ 28,000,988   $ 11,994,100

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

The underwriting cylcles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by inade-quate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims which, in turn, are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in award-ing against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of signi-ficant natural disasters. This combination has resulted in considerable reduct-ion in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be of concern to the Company and the proper-ty-casualty insurance industry as a whole. Mangement feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Companys' niche market, has presented an unprecedented challenge to manage-ment. The Company has responded to this challenge with increased marketing ef-forts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview section, management belives that the property-casualty insurance industry is in a downward cycle. Indeed, in the first six months the Company saw a continuation of the decrease in premium writings that began in 1998. However, the increased claim activity that the Company experi-enced in 1997 has stabilized, as indicated by the decrease in the loss ratio. The expense portion of the combined ratio increased largely due to the decrease in the denominator, which is premiums written. Management believes the increased marketing efforts noted in the Overview will counter the difficult market con-ditions and restore the Company's trend of increasing underwriting profits.

For the six months ended June 30, 1999, gross premiums written totaled $44,658,675, down 3.9% over the $46,464,458 written in the first six months of 1998. The new programs begun by the Company are just beginning to influence premium totals, and as they become fully implemented premium results should be-come much more favorable.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $41,516,233, $88,629,476 and $44,814,531 for the respective periods, and net unearned premiums were $42,363,069, $41,541,432 and $46,264,452 at each respective period.

                                   June 30,    December 31,    June 30,
                                     1999          1998          1998
     Gross Premiums Written       $44,658,675   $87,929,152   $46,464,458
     Reinsurance Ceded              2,641,027     5,153,179     2,742,067
     Net Premiums Written         $42,017,648   $82,775,973   $43,722,391
     Net Premiums Earned          $41,516,233   $88,629,476   $44,814,531
     Net Unearned Premium Reserve $42,363,069   $41,541,432   $46,264,452


The Company's underwriting results can be measured by reference to the combined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjust-ment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:

                                                  June 30,      December 31,       June 30,
Insurance Operating Ratios (Statutory Basis):       1999            1998             1998
          Loss and Loss Adjustment Expenses         47.9%           59.4%            60.4%
          Underwriting Expenses                     36.7%           35.6%            33.7%
          Combined Ratios                           84.6%           95.0%            94.1%

The Company's combined ratio continues to compare very favorably with the industry average, which was
107.4% for the year 1998.

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

                                          June 30,          December 31,          June 30,
Investments:                                1999                1998                1998
     Invested Assets                    $ 238,381,768       $ 238,140,592       $ 243,267,518
     Net Investment Income                  4,438,879           9,119,936           4,582,773
     Percent of Return to
       Average Carrying Value                    4.2%                4.5%                4.6%
     Realized Gains                         5,260,243          13,198,139           7,537,903
     Change in Unrealized Gains         $  (5,729,466)      $ (14,657,027)      $  (4,969,733)

The $5,729,466 decrease in unrealized gains for the six months of 1999 was com-posed of a $1,105,360 decrease in market value over cost of the Company's fixed maturities and a $4,624,106 decrease in market value over cost of the equity portfolio. Net investment income decreased 3.1%, and the return on average car-rying value also decreased slightly. Before-tax unrealized gains were $21,992,908, $27,722,374 and $44,540,225 as of June 30, 1999, December 31, 1998
and June 30, 1998.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as so-cial and economic conditions. The Company's reserve for losses and loss adjust-ment expenses were $77,740,254 as of June 30, 1999 compared with $78,504,050 as of December 31, 1998 and $74,364,510 as of June 30, 1998. The overall increase is a combination of giving consideration for increases in premium volume, in-creased retention on all lines of coverages written and an increase in the IBNR reserves. Management continues to closely monitor the reserve development trends and projections as it attempts to stabilize the loss reserve development which has occurred in recent years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.7%, 85.9% and 84.2% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential computer problems related to the approaching year 2000. Older computer programs were written using two digits ragher than four to define the applicable year. As a result, those computer programs may misinterpret a date, using "00" as the year 1900 rather than the year 2000.

Over the past three years the Company has incurred approximately $2.3 million of expenses in updating its management system to alleviate potential year 2000 problems. This process is substantially completed, with only final testing and minor adjustments remaining. The additional expense for the testing and adjust-ments is expected to be less than $100,000. As a result of these efforts, the Company is confident that the year 2000 will not cause a significant disruption to its business.

The Company has also assessed the potential impact of year 2000 related problems that may be encountered by our agents and third parties, and determined that any impact would not be material relative to the operations of the Company. How-ever, there can be no guarantee that actual results would not differ materially from those anticipated; therefore, the Company has developed a contingency plan in the event of a worst-case scenario.

                                         INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                  Statutory Basis as Reported to State Regulatory Authorities
                                     June 30, 1999, December 31, 1998 and June 30, 1998

    CAPITOL INDEMNITY CORPORATION                     June 30,           December 31,      June 30,
    Balance Sheets                                      1999                 1998            1998
    ASSETS
    Cash and Invested Assets                       $220,168,054         $217,813,120    $225,435,791
    Other Assets                                     24,231,724           19,542,328      27,037,916
    Total Assets                                   $244,399,778         $237,355,448    $252,473,707
    LIABILITIES
    Reserve for Losses and Loss Expenses           $ 74,883,066         $ 77,094,939    $ 73,220,681
    Unearned Premiums                                41,315,773           40,814,358      45,575,721
    Other Liabilities                                18,719,403           16,543,315      23,352,994
    Total Liabilities                               134,918,242          134,452,612     142,149,396
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                            109,481,536          102,902,836     110,324,311
    Total Liabilities and Capital                  $244,399,778         $237,355,448    $252,473,707

    Statements of Income
    Premiums Earned                                $ 41,516,233         $ 88,502,969    $ 44,814,531
    Underwriting Deductions                          35,678,044           82,659,222      42,118,515
    Net Underwriting Gain                             5,838,189            5,843,747       2,696,016
    Investment Income Including Sales                 9,395,688           20,967,446      11,478,355
    Other Income                                        128,534              106,675          44,784
    Income Tax Expense                                4,637,377            7,866,629       3,902,675
    Net Income                                     $ 10,725,034         $ 19,051,239    $ 10,316,480


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $  5,444,508         $  5,732,082    $  6,051,010
    Other Assets                                         81,624              140,872         201,555
    Total Assets                                   $  5,526,132         $  5,872,954    $  6,275,969
    LIABILITIES
    Other Liabilities                              $    193,046         $      7,709    $    382,199
    Total Liabilities                                   193,046                7,709         382,199
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                              5,333,086            5,865,245       5,893,770
    Total Liabilities and Capital                  $  5,526,132         $  5,872,954    $  6,275,969
    Statements of Income
    Underwriting Deductions                               7,040               (1,216)         20,092
    Net Underwriting (Loss) Gain                         (7,040)               1,216         (20,092)
    Investment Income Including Sales                   813,810              600,404         472,329
    Other Income                                           -                    -             22,987
    Income Tax Expense                                  244,097              122,601         116,706
    Net Income                                     $    562,673         $    479,019    $    358,518






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

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE

     Item 7.   Forward-looking Statements

               The Private Securities Litigation Reform Act of 1995 encourages corporations to provide investors with information about the company's anticipated performance and provides protection from liability if future results are not the same as managements ex-pectations. This document contains certain forward-looking state-ments that are based on assumptions which management believes are reasonable, but by their nature, inherently uncertain. Future results could differ materially from those projected.



                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Retired, formerly with
      Capitol Transamerica Corporation         American National Bank
     Deforest,  Wisconsin                    Madison,  Wisconsin

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




Date:     August 13, 1999




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION
              ANNOUNCES RECORD SIX MONTHS EARNINGS


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450

Madison, Wisconsin, July 28, 1999- George A. Fait, Chairman of Capitol Transamerica Corporation, announced that six months earnings were $11.3 million ($1.00 per share) compared with six months earnings of $10.5 million ($0.93 per share) in 1998. Six months income in 1999 included $3.5 million or $0.31 per share of after-tax realized investment gains while the six months income in 1998 included $5.0 million or $0.44 per share of after-tax realized gains. Excluding realized gains, net income for the six months of 1999 was $0.69 per share com-pared with $0.49 per share for the same period last year, a 40.8% increase. Un-less otherwise noted, all per share amounts are presented on a diluted basis.

     Second quarter 1999 earnings were $6.7 million or $0.60 per share compared with 1998 second quarter earnings of $7.0 million or $0.63 per share. Second quarter 1999 earnings included $0.17 per share of after-tax realized gains, whereas the second quarter of 1998 included $0.39 per share. Excluding net realized gains, second quarter 1999 and 1998 net income was $0.43 and $0.24 per share, respectively, a 79.2% increase.

     Six months gross premiums written for 1999 were $44.7 million compared with $46.5 million for the first six months of 1998. Gross premiums written for the second quarter increased from $24.8 million in 1998 to $25.3 million for the like period in 1999, an increase of 2.2%. Although market conditions con-tinue to adversely affect premium writings for the Company as well as the in-dustry as a whole, the implementation of new coverages and marketing efforts have begun to reverse the negative trend seen in 1998 and the first quarter of 1999.

     Net investment income for the first six months of 1999 was $4.4 million compared to $4.6 million for the same period of 1998. Net investment income for the second quarter was $2.3 million for both 1999 and 1998.

     Shareholders' investment continued its steady climb, increasing from $141.3 million ($12.59 per share) at December 31, 1998 to $147.6 million ($13.10 per share) at June 30, 1999, an increase of 4.5%. Unrealized investment gains were $22.0 million before tax and $14.3 million after tax at June 30, 1999. Total invested assets remained virtually unchanged in the first six months of 1999, reaching $238.4 million at June 30, 1999 versus $238.1 million at December 31, 1998. Cash dividends paid totaled $1.6 million or $0.14 per share.

     The Company's combined net loss, loss expense and general expense ratio for the first six months of 1999 was 84.6% compared with 94.1% for the like period in 1998. The Company's experience continues to be very favorable compared to the industry average of 104.2% for the first quarter of 1999 and 107.4% for the year of 1998.

     Fait reported that "The Company has turned in a solid six month performance and the outlook for the remainder of the year is positive and on track with fi-nancial goals. The combined ratio has lowered to a level more typical of the Company's operations, which has allowed us to show a substantial underwriting profit despite relatively flat premium writings. During the full year 1998 and the first six months of 1999, the Company did a complete re-underwriting of its entire book of business, which in turn caused our six month premium writings to be below initial projections. The second quarter started to show a substantial increase over the previous year, and with the implementation of our new products and marketing initiatives we are optimistic that this upward trend will continue for the rest of the year."

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

     The Capitol Transamerica Group operates in 37 states and is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.

     Capitol Transamerica Corporation, with 11.3 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.



                         FINANCIAL HIGHLIGHTS FOLLOW


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)
                                                Six months ended   Three months ended
                                                    June 30,             June 30,
                                                1999       1998      1999       1998
    REVENUES
       Gross premiums written                $ 44,659   $ 44,464  $ 25,323   $ 24,789
       Net premiums written                    42,018     43,722    24,044     23,349
       Net premiums earned                   $ 41,516   $ 44,814  $ 21,004   $ 22,566

    EXPENSES
       Claims and claim expenses               19,788     26,944     8,098     13,881
       Other underwriting expenses             15,143     15,348     8,282      7,624
          Total Losses and Expenses Incurred   34,931     42,292    16,380     21,505

       Underwriting income                      6,585      2,522     4,624      1,061

       Investment income                        4,439      4,583     2,294      2,287
       Realized investment gains                5,260      7,538     2,906      6,641
       Other income                               129         47        50         22
          Income Before Income Tax             16,413     14,692     9,874     10,011
       Income tax expense                       5,156      4,199     3,142      2,979

            NET INCOME                       $ 11,257   $ 10,493  $  6,732   $  7,032

    EARNINGS PER SHARE- BASIC                $   1.00   $   0.94  $   0.60   $   0.63
    EARNINGS PER SHARE- DILUTED              $   1.00   $   0.93  $   0.60   $   0.63

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                     1999            1998            1997           1996            1995
Per Share Information
    Income per share-diluted     $       1.00    $       0.93    $       0.24   $       0.67    $       0.63
    Consolidated net income      $     11,257    $     10,493    $      2,664   $      7,432    $      6,906
    Weighted average number of
     shares outstanding- diluted       11,253          11,243          11,111         11,066          11,034
    Book value per share         $      13.10    $      12.95    $      11.18   $       8.89    $       7.38
    Shareholders' investment     $    147,627    $    145,307    $    124,692   $     98,457    $     81,595
    Dividends paid               $      1,583    $      1,581    $      2,699   $      2,222    $      1,205
    Shares outstanding                 11,270          11,217          11,155         11,076          11,055
Company Statistics:
    Gross premiums written       $     44,659    $     44,464    $     47,449   $     43,653    $     33,930
    Net investment income        $      4,439    $      4,583    $      4,120   $      3,497    $      3,112
    Invested assets              $    238,382    $    243,268    $    208,402   $    157,949    $    123,889
    Total assets                 $    284,729    $    288,942    $    252,218   $    191,135    $    151,564
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:           47.9%           60.4%           61.9%           50.8%          51.1%
    Underwriting expenses               36.7%           33.7%           34.8%           32.2%          32.5%
    Combined ratios                     84.6%           94.1%           96.7%           83.0%          83.6%

                                                    20

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                     June 30,      December 31,        June 30
                                                       1999             1998             1998
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $42, $51 and
      $54, respectively)                             $     45         $     56         $     59
     State and municipal bonds (cost $73,514,
      $67,340 and $66,334, respectively)               78,691           74,182           70,603
     Corporate bonds (cost $878, $820 and
      $818, respectively)                                 849              824              867
     Common stock (cost $121,537, $115,583 and
      $110,607, respectively)                         137,043          135,373          148,728
     Preferred stock (cost $6,184, $6,770 and
      $6,270, respectively)                             7,521            7,851            8,367
    Investment real estate                             10,283           10,000            8,695
    Short-term investments                              3,950            9,855            5,949
     Total Investments                                238,382          238,141          243,268

   Cash                                                 1,128            1,544              591
   Due from securities brokers                          4,219            1,634            5,212
   Receivables                                         23,567           19,952           23,602
   Other assets                                        17,433           16,089           16,239

     TOTAL ASSETS                                    $284,729         $277,360         $288,942


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 77,740         $ 78,504         $ 74,365
   Unearned premiums                                   42,363           41,542           46,264
   Other liabilities                                   16,999           15,998           23,005

     TOTAL LIABILITIES                               $137,102         $136,044         $143,634


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,538, 11,529 and
      11,523 shares, respectively                     $ 11,538         $ 11,529        $ 11,523
   Paid-in surplus                                      22,589           22,246          22,202
   Accumulated other comprehensive income, net
      of deferred taxes of $7,698, $9,703
      and $15,144, respectively                         14,295           18,020           29,397
   Retained earnings                                    99,700           90,016           82,656
   Less treasury stock, 268, 307, and 306 shares,
      respectively, at cost                               (495)            (495)            (470)

     TOTAL SHAREHOLDERS' EQUITY                        147,627          141,316          145,308

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                            $284,729         $277,360         $288,942


SHAREHOLDERS' EQUITY PER SHARE                        $  13.10         $  12.59         $  12.95

SHARES OUTSTANDING                                      11,270           11,222           11,217
