Form 10-Q
period 1999-09-30
CAPITOL TRANSAMERICA CORP
filed 1999-11-15
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1999  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (14) and low price (13 3/4), the aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 1999 was approximately $156,341,682.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                         At September 30, 1999

                     Common Stock, $1.00 Par Value;


                       Issued:        11,536,015

                       Outstanding:   11,267,869


                          Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information and Exhibits

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                           September 30,   December 31,    September 30,
                                                                               1999            1998            1998
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $42,796, $51,204
         and $52,720, respectively)                                        $     43,558    $     55,350    $     57,391
       State, municipal and political subdivision bonds (amortized
         cost $77,683,184, $67,339,664 and $66,286,975, respectively)        81,875,444      74,182,001      72,148,464
       Corporate bonds and notes (amortized cost $876,194,
         $819,678 and $818,920, respectively)                                   849,020         824,109         808,249
       Equity securities:
       Common stock (cost $124,591,142, $115,583,088 and
          $118,084,192, respectively)                                       119,873,972     135,373,036     130,822,167
       Nonredeemable preferred stock (cost $5,975,500, $6,769,703
          and $6,769,703, respectively)                                       6,153,673       7,851,215       7,486,878
       Investment real estate, at cost, net of depreciation                  10,326,864       9,999,919       9,027,774
       Short-term investments, at cost which
          approximates fair value                                             1,553,764       9,854,962       1,106,541
              Total Investments                                             220,676,295     238,140,592     221,457,464

    Cash                                                                        858,085       1,544,438         398,876
    Accrued investment income                                                 1,917,218       1,678,998       1,755,114
    Receivables from agents, insureds and others, less allowance for
         doubtful accounts of $530,000, $500,000 and $485,000, respectively  16,843,834      17,217,646      19,675,881
    Balances due from reinsurers                                                155,328         913,186       1,045,722
    Funds held by ceding reinsurers                                              35,756          35,756          43,235
    Deferred insurance acquisition costs                                     13,785,484      13,524,777      13,300,265
    Prepaid reinsurance premiums                                              1,151,179         727,074         694,050
    Due from securities brokers                                               3,435,821       1,633,833       3,196,066
    Income taxes recoverable- current                                         1,071,876         141,982       1,662,027
    Income taxes recoverable- deferred                                        1,721,476          -               -
    Other assets                                                              2,373,758       1,801,315       2,042,036
              Total Assets                                                 $264,026,110    $277,359,597    $265,270,736


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                September 30,   December 31,    September 30,
                                                                                    1999            1998            1998
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 52,981,090    $ 55,336,376    $ 62,485,472
      Reserve for loss adjustment expenses                                        24,636,275      23,167,674      14,535,800
      Unearned premiums                                                           40,912,754      41,541,432      44,444,124
         Total Policy Liabilities and Accruals                                   118,530,119     120,045,482     121,465,396

    Accounts payable                                                               4,063,395       3,340,980       2,669,044
    Claim drafts outstanding                                                       3,550,135       2,836,566       3,146,577
    Due to securities brokers                                                        903,677         231,185          -
    Balances due to reinsurers                                                     1,318,840       1,038,967       1,610,463
    Accrued premium taxes                                                            271,889         237,171         710,914
    Income taxes payable                                                              -               91,444          -
    Deferred income taxes                                                             -            8,221,829       4,976,548
         Total Other Liabilities                                                  10,107,936      15,998,142      13,113,546

         Total Liabilities                                                       128,638,055     136,043,624     134,578,942


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
          issued 11,536,015, 11,529,376 and 11,526,008, respectively              11,536,015      11,529,376      11,526,008
    Paid-in surplus                                                               22,570,682      22,246,366      22,219,099
    Accumulated other comprehensive (loss) income, net of deferred taxes of
          ($129,901), $9,702,829 and $6,565,618, respectively                       (241,248)     18,019,545      12,745,021
    Retained earnings                                                            102,018,165      90,016,245      84,677,582

    Shareholders' investment before treasury stock                               135,883,614     141,811,532     131,167,710

    Treasury stock, 268,146, 307,196 and 305,592 shares,
          respectively, at cost                                                     (495,559)       (495,559)       (475,916)
          Total Shareholders' Investment                                         135,388,055     141,315,973     130,691,794

          Total Liabilities and Shareholders' Investment                        $264,026,110    $277,359,597    $265,270,736

    Book Value Per Share                                                        $      12.02    $      12.59    $      11.65

    Shares Outstanding                                                            11,267,869      11,222,180      11,220,136

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME



                                                 For the Nine Months                  For the Three Months
                                                 Ended September 30,                   Ended September 30,
                                                 1999           1998                  1999            1998
    REVENUES
       Premiums earned                     $  62,485,746   $  67,554,605        $  20,969,513   $  22,740,074
       Net investment income                   6,738,773       6,891,630            2,299,894       2,308,857
       Realized investment gains               7,796,106       7,569,431            2,535,863          31,528
       Other revenues                            181,010          75,866               51,940          26,958
        Total Revenues                        77,201,635      82,091,532           25,857,210      25,107,417

    LOSSES INCURRED AND EXPENSES
       Losses incurred                        25,412,081      33,616,060            9,721,718      10,631,024
       Loss adjustment expenses incurred       7,747,385       6,345,384            3,649,534       2,385,866
       Underwriting, acquisition and
          insurance expenses                  22,487,587      21,517,086            7,425,510       7,246,122
       (Increase) decrease in deferred
          insurance acquisition costs           (260,707)        886,676              329,556         497,164
       Other expenses                          1,005,284       1,071,542              334,568         384,358
        Total Losses Incurred
            and Expenses                      56,391,630      63,436,748           21,460,886      21,144,534

    Income from operations before
       income taxes                           20,810,005      18,654,784            4,396,324       3,962,883

    Income tax expense (benefit)
       Current                                 6,555,699       5,768,167            1,597,051       1,437,722
       Deferred                                 (110,574)       (412,963)            (308,160)       (281,521)
                                               6,445,125       5,355,204            1,288,891       1,156,201

    Net Income                             $  14,364,880   $  13,299,580        $   3,107,433   $   2,806,682


    INCOME PER SHARE - BASIC               $        1.28   $        1.19        $        0.28   $        0.25


    Weighted Average Number of Shares
        Outstanding - Basic                   11,241,710      11,193,710           11,241,710      11,193,710


    INCOME PER SHARE - DILUTED             $        1.27   $        1.18        $        0.28   $        0.25


    Weighted Average Number of Shares
        Outstanding - Diluted                 11,271,876      11,269,398           11,271,876      11,269,398


                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT
                                                               AND COMPREHENSIVE INCOME
                                                                                        Accumu-
                                                    Common                               lated
                                       Common       Stock                                Other
                                       Stock     Distributable                Compre-   Compre-
                                     (Par Value   (Par Value    Paid-In      hensive   hensive     Retained   Treasury
                                       $1.00)       $1.00)      Surplus      Income    Income       Earnings    Stock
Balance, January 1, 1997            $ 7,612,711 $ 3,806,355 $21,114,644  $     -      $21,624,025 $ 62,761,654 $(337,506)
  Comprehensive income
    Net income                           -            -           -       15,191,879        -       15,191,879     -
    Other comprehensive income
    Unrealized appreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -       21,197,000        -           -          -
    Less:  reclassification adjust-
     ment, net of tax of $5,225,931,
      for gain included in net income    -            -           -      (10,144,453)       -           -          -
    Other comprehensive income           -            -           -       11,052,547   11,052,547       -          -
  Comprehensive income                   -            -           -       26,244,426        -           -          -
    Stock options exercised              83,678       -         542,344        -            -           -        (63,769)
    Purchases and sales of treasury
     stock, net                          -            -         175,218        -            -           -          -
    Stock dividend                    3,806,131  (3,806,355)      -            -            -           -          -
    Cash dividends declared              -            -           -            -            -       (4,221,415)    -
Balance, December 31, 1997          $11,502,520       -     $21,832,206        -      $32,676,572 $ 73,732,118 $(401,275)
  Comprehensive income (loss)
    Net income                           -            -           -       19,423,913        -       19,423,913     -
    Other comprehensive loss
    Unrealized depreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -       (6,078,237)       -           -          -
    Less:  reclassification adjust-
     ment, net of tax of $4,619,349,
     for gain included in net income     -            -           -       (8,578,790)       -           -          -
    Other comprehensive loss             -            -           -      (14,657,027) (14,657,027)      -          -
  Comprehensive income                   -            -           -        4,766,886        -           -          -
    Stock options exercised              26,856       -         142,409       -             -           -        (18,952)
    Purchases and sales of treasury
     stock, net                          -            -         271,751       -             -           -        (75,332)
    Cash dividends declared              -            -           -           -             -       (3,139,786)    -
Balance, December 31, 1998          $11,529,376       -     $22,246,366       -       $18,019,545 $ 90,016,245 $(495,559)
  Compehensive income (loss)
    Net income                           -            -           -       14,364,880        -       14,364,880     -
    Other comprehensive loss
    Unrealized depreciation on
     available-for sale securities,
     net of deferred taxes               -            -           -      (13,193,324)       -           -          -
    Less:  reclassification adjust-
     ment, net of tax of $2,728,637,
     for gain included in net income     -            -           -       (5,067,469)       -           -          -
    Other comprehensive loss             -            -           -      (18,260,793) (18,260,793)      -          -
  Comprehensive loss                     -            -           -       (3,895,913)       -           -          -
    Stock options exercised               6,639       -          33,892       -             -           -          -
    Purchases and sales of treasury
     stock, net                          -            -         290,424        -            -           -          -
    Cash dividends declared              -            -           -            -            -       (2,362,960)    -
Balance, September 30, 1999         $11,536,015       -     $22,570,682        -     $   (241,248)$102,018,165 $(495,559)


                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        September 30,     December 31,   September 30,
                                                                            1999             1998            1998
    Cash flows provided by operating activities:
     Net Income                                                         $14,364,880      $ 19,423,913    $ 13,299,580
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  815,254         1,195,955         874,968
              Realized investment gains                                  (7,796,106)      (13,198,139)     (7,569,431)
              Change in:
                  Deferred insurance acquisition costs                     (260,707)          662,164         886,676
                  Unearned premiums                                        (628,678)       (5,870,417)     (2,967,725)
                  Allowance for doubtful accounts receivable from agents     30,000            60,000          45,000
                  Accrued investment income                                (238,220)           28,694         (47,422)
                  Receivables from agents, insureds and others              343,812         3,542,835       1,099,600
                  Balances due to/from reinsurers                           271,121          (191,361)        (98,483)
                  Reinsurance recoverable on paid and unpaid losses         766,610          (897,506)       (551,424)
                  Funds held by ceding reinsurers                             -               (35,756)        (43,235)
                  Income taxes payable                                   (1,021,338)          633,804        (977,685)
                  Deferred income taxes                                    (110,575)         (304,896)       (412,964)
                  Due to/from securities brokers                         (1,129,496)       (6,721,020)     (8,514,438)
                  Prepaid reinsurance premiums                             (424,105)           16,914          49,938
                  Other assets                                             (612,445)           (5,305)       (283,432)
                  Reserve for losses and loss adjustment expenses          (886,685)        7,031,712       5,548,934
                  Accounts payable                                        1,435,984           371,977          10,053
                  Accrued premium taxes                                      34,718           (99,992)        373,751
                          Net cash provided by operating activities       4,954,024         5,643,576         722,261

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           27,319,608        40,484,195      34,622,530
         Purchases of available-for-sale investments                    (36,970,188)      (49,573,482)    (39,467,991)
         Maturities of available-for-sale investments                     6,555,425         7,660,719       6,141,837
         Purchase of depreciable assets                                    (513,217)       (1,080,065)       (803,933)
                          Net cash used for investing activities         (3,608,372)       (2,508,633)        492,443

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (2,362,960)       (3,139,786)     (2,354,116)
         Stock options exercised                                             40,531           150,314         410,381
         Net proceeds from sale of treasury stock                           290,424           196,419         (74,641)
                          Net cash used for financing activities         (2,032,005)       (2,793,053)     (2,018,376)

         Net (decrease) increase in cash                                   (686,353)          341,890        (803,672)
         Cash, beginning of period                                        1,544,438         1,202,548       1,202,548
         Cash, end of period                                            $   858,085      $  1,544,438    $    398,876

    Cash paid during the year for:
         Income taxes                                                   $ 8,377,064      $  8,358,132    $  6,885,845


                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1999

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

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 128 (SFAS 128), "Earnings per Share," which re-places the presentation of primary and fully diluted earnings per share
         (EPS) with a presentation of basic and diluted EPS. The following table sets forth the computation of basic and diluted EPS:


                                                                   September 30,     Dec. 31,    September 30,
                                                                       1999            1998          1998

       Numerator:
         Consolidated net income                                    $14,364,880    $19,423,913   $13,299,580
       Denominator:
       Denominator for basic EPS - weighted average shares           11,241,710     11,206,018    11,193,710
         Effect of dilutive securities - employee stock options          30,166         74,424        75,688
       Denominator for diluted EPS                                   11,271,876     11,280,442    11,269,398


   (3)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differ-ences between the carrying amounts of assets and liabilities for finan-cial statement purposes and the amounts used for income taxes.

   (4)   Common Stock Options
         There were 6,639 options exercised during the nine months ended Sep-tember 30, 1999 and there were 23,488 options exercised during the nine months ended September 30, 1998. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1998 annual report.

   (5)   Dividends
         1999
         On July 23, 1999 a cash dividend of $.07 per share was declared to shareholders of record September 10, 1999 and paid September 24, 1999 in the amount of $788,751.

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

        On July 24, 1998 a cash dividend of $.07 per share was declared to shareholders of record September 11, 1998 and paid September 25, 1998 in the amount of $785,410.

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

         Investment real estate is carried at cost net of accumulated deprecia-tion of $1,047,699, $789,597 and $705,748 as of September 30, 1999,
         December 31, 1998 and September 30, 1998, respectively. The real estate is depreciated over the estimated useful life of the asset.

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

         The Company has three business segments, which are segregated based on the types of products and services provided. The segments are
         (1) property and casualty, (2) fidelity and surety, and (3) discon-tinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows:

                                                                Year to Date
                                                 September 30,   December 31,  September 30,
                                                     1999            1998          1998
              Total Revenues:
                 Property & Casualty             $ 52,407,467   $ 72,420,673   $ 54,012,830
                 Fidelity & Surety                 14,994,117     23,640,597     18,317,155
                 Reinsurance Assumed                  599,351        824,414        527,477
                    Totals:                      $ 68,000,935   $ 96,885,684   $ 72,857,462

              Before-tax Profit (Loss):
                 Property & Casualty             $  9,470,258   $ 11,793,098   $  9,605,930
                 Fidelity & Surety                  1,863,266      2,582,866        626,710
                 Reinsurance Assumed                  342,693        410,173        272,743
                    Totals:                      $ 11,676,217   $ 14,786,137   $ 10,505,383

              Reconciliation to Consolidated GAAP:
                 Capital and Surplus                7,842,507     12,817,913      8,232,783
                 Inter-company Adjustments          1,291,281        396,938        (83,382)
              Consolidated net income before-tax:$ 20,810,005   $ 28,000,988   $ 18,654,784

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

OPERATING RESULTS

As mentioned in the Overview section, management belives that the property-casualty insurance industry is in a downward cycle. The continuing price com-petition as well as a re-underwriting of the Company's book of business has led to a slight decrease in premium writings through the nine months of 1999. While management cannot anticipate when or if the price competition might abate, it is confident that the increased marketing efforts, combined with the implemen-tation of new coverages, will restore premium production to the upward trend seen historically.

For the nine months ended September 30, 1999, gross premiums written totaled $65,473,654, down 4.0% over the $68,227,907 written in the first nine months of 1998. The new programs begun by the Company are just beginning to influence premium totals, and as they become fully implemented premium results should be-come much more favorable.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $62,485,746, $88,629,476 and $67,554,605 for the respective periods, and net unearned premiums were $40,912,754, $41,541,432 and $44,444,124 at each respective period.

                                 September 30,  December 31, September 30,
                                     1999          1998          1998
     Gross Premiums Written       $65,473,654   $87,929,152   $68,227,907
     Reinsurance Ceded              4,040,692     5,153,179     3,591,089
     Net Premiums Written         $61,432,962   $82,775,973   $64,636,818
     Net Premiums Earned          $62,485,746   $88,629,476   $67,554,605
     Net Unearned Premium Reserve $40,912,754   $41,541,432   $44,444,124


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

                                                September 30,   December 31,     September 30,
Insurance Operating Ratios (Statutory Basis):       1999            1998             1998
          Loss and Loss Adjustment Expenses         53.3%           59.4%            59.4%
          Underwriting Expenses                     37.5%           35.6%            34.4%
          Combined Ratios                           90.8%           95.0%            93.8%

The increased claim activity that the Company experienced in 1997 and 1998 has stabilized, as indicated by a decrease in the loss and loss adjustment expense portion of the combined ratio. The underwriting expense portion of the ratio in-creased slightly due mostly to the decrease in the denominator, which is net premiums written. The Company's combined ratio continues to compare very favor-ably with the industry average, which was 105.6% for the six months of 1999.

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

                                             September 30,        December 31,       September 30,
Investments:                                     1999                1998                1998
     Invested Assets                         $ 220,676,295       $ 238,140,592       $ 221,457,464
     Net Investment Income                       6,738,773           9,119,936           6,891,630
     Percent of Return to
       Average Carrying Value                         4.2%                4.5%                4.6%
     Realized Gains                              7,796,106          13,198,139           7,569,431
     Net Change in Unrealized Gains/(Losses) $ (18,260,793)      $ (14,657,027)      $ (19,931,551)

The $18,260,793 decrease in unrealized gains for the nine months of 1999 was composed of a $1,743,995 decrease in market value over cost of the Company's fixed maturities and a $16,516,798 decrease in market value over cost of the equity portfolio. Net investment income has remained relatively stable over the past few years, and is not expected to fluctuate materially in the near future. The Company invests more heavily in the equity market than many other insurance companies, so the rate of return on invested assets is comparatively low. How-ever, management believes that this is more than offset by the long-term return on equity provided by stock investments. Although the Company has seen a recent downturn in the market value of the Company's investment portfolio, management views the downturn as temporary, and believes the current market conditions pro-vide an even greater opportunity to invest and build shareholder value over the long term.

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

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as so-cial and economic conditions. The Company's reserve for losses and loss adjust-ment expenses were $77,617,365 as of September 30, 1999 compared with $78,504,050 as of December 31, 1998 and $77,021,272 as of September 30, 1998.
The trend of increasing reserves for losses and loss adjustment expenses has subsided, as premium writings are down and loss activity has stabilized. Manage-ment continues to closely monitor the reserve development trends and projec-tions.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.6%, 85.9% and 83.5% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

A significant issue facing not only the insurance industry but society as a whole is potential computer problems related to the approaching year 2000. Older computer programs were written using two digits ragher than four to define the applicable year. As a result, those computer programs may misinterpret a date, using "00" as the year 1900 rather than the year 2000.

Over the past three years the Company has incurred approximately $2.8 million of expenses in updating its management system to alleviate potential year 2000 problems. This process has been completed, and as a result of these efforts, the Company is confident that the year 2000 will not cause a significant disrup-tion to its business.

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

                                         INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                  Statutory Basis as Reported to State Regulatory Authorities
                                  September 30, 1999, December 31, 1998 and September 30, 1998

    CAPITOL INDEMNITY CORPORATION                   September 30,        December 31,    September 30,
    Balance Sheets                                      1999                 1998            1998
    ASSETS
    Cash and Invested Assets                       $205,922,045         $217,813,120    $204,006,209
    Other Assets                                     21,481,633           19,542,328      24,864,098
    Total Assets                                   $227,403,678         $237,355,448    $228,870,307
    LIABILITIES
    Reserve for Losses and Loss Expenses           $ 77,294,600         $ 77,094,939    $ 75,965,447
    Unearned Premiums                                39,761,575           40,814,358      43,750,074
    Other Liabilities                                18,413,287           16,543,315      20,732,170
    Total Liabilities                               135,469,462          134,452,612     140,447,691
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                             91,934,216          102,902,836      88,422,616
    Total Liabilities and Capital                  $227,403,678         $237,355,448    $228,870,307

    Statements of Income
    Premiums Earned                                $ 62,485,746         $ 88,502,969    $ 67,554,605
    Underwriting Deductions                          56,818,859           82,659,222      62,872,796
    Net Underwriting Gain                             5,666,887            5,843,747       4,681,809
    Investment Income Including Sales                13,178,590           20,967,446      13,466,362
    Other Income                                        179,106              106,675          69,278
    Income Tax Expense                                5,808,103            7,866,629       5,009,985
    Net Income                                     $ 13,216,480         $ 19,051,239    $ 13,207,464


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $  4,687,587         $  5,732,082    $  5,540,649
    Other Assets                                        239,990              140,872         321,253
    Total Assets                                   $  4,927,577         $  5,872,954    $  5,861,902
    LIABILITIES
    Payable to Parent                              $     -              $     -         $      1,200
    Other Liabilities                                     7,710                7,709           8,944
    Total Liabilities                                     7,710                7,709          10,144
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                              4,919,867            5,865,245       5,851,758
    Total Liabilities and Capital                  $  4,927,577         $  5,872,954    $  5,861,902
    Statements of Income
    Underwriting Deductions                               6,189               (1,216)         18,871
    Net Underwriting (Loss) Gain                         (6,189)               1,216         (18,871)
    Investment Income Including Sales                   884,191              600,404         558,274
    Income Tax Expense                                  250,674              122,601         118,551
    Net Income                                     $    627,328         $    479,019    $    420,852






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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     November 13, 1999




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION
              ANNOUNCES RECORD NINE MONTHS EARNINGS


FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
                                             Phone (608) 231-4450

Madison, Wisconsin, October 26, 1999- George A. Fait, Chairman of Capitol Transamerica Corporation, announced that nine months earnings were $14.4 million or $1.27 per share compared with $13.3 million or $1.18 per share in 1998, an 8.0% increase. Nine months income in 1999 included $5.1 million or $0.45 per share of after-tax realized investment gains versus $4.9 million or $0.44 per share in 1998. Excluding realized gains, net income for the nine months of 1999 was $9.3 million or $0.82 per share compared with $8.4 million or $0.74 per share for the same period last year. Unless otherwise noted, all per share amounts are presented on a diluted basis.
     Third quarter 1999 earnings were $3.1 million or $0.28 per share compared with 1998 third quarter earnings of $2.8 million or $0.25 per share. Third quarter 1999 earnings had $1.6 million or $0.15 per share of after-tax realized gains whereas the third quarter of 1998 included less than $0.01 per share. Ex-cluding net realized gains, third quarter 1999 and 1998 net income was $0.13 and $0.25 per share, respectively.
     Continuing price competition as well as the re-underwriting of the Company's book of business has led to a slight decrease in premium writings. Nine months gross premiums written were $65.5 million in 1999 compared with $68.2 million in 1998. Gross premiums for the third quarter were $20.8 million in 1999 compared with $21.8 million last year. Increased marketing efforts com-bined with the implementation of new coverages should restore premium production to the upward trend seen historically.
     Year-to-date net investment income for 1999 was $6.7 million compared to $6.9 million for the nine months of 1998, and third quarter net investment in-come was unchanged at $2.3 million for both years.
     Total shareholders' investment increased 3.6% in the last twelve months, rising from $130.7 million at September 30, 1998 to $135.4 million at September 30, 1999. A decrease of $13.0 million in after-tax unrealized gains on the Com-pany's investment portfolio slowed the trend of growing shareholder value; how-ever, the current investment strategy appears to be in the best interest of pro-viding long-term return on equity.
     The value of invested assets was $220.7 million at September 30, 1999 com-pared with $221.5 million at September 30, 1998. The Company has taken sub-stantial gains on its investment portfolio, with the proceeds being reinvested into securities that will provide maximum value to shareholders.
     The Company's combined loss, loss expense and general expense ratio has decreased to 90.8% at September 30, 1999 from 93.8% at September 30, 1998, which compares very favorably to the industry average of 105.6% for the six months of 1999.
     Fait reported that "The Company is pleased to report increased earnings in the first nine months of 1999, despite severe rate competition, over-capitaliza-tion and a planned decrease in premiums written. We made the decision to re-un-derwrite the entire book of business in order to stabilize loss development that we began to experience in 1997 and 1998. This has affected premium production, but we are confident that premiums will rebound as our marketing and product development efforts begin to take effect."
     Capitol Transamerica Corporation is an insurance holding company operating a national insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-vides premium financing for the insurance companies.
     The Capitol Transamerica Group operates in 37 states and is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry.
     Capitol Transamerica Corporation, with 11.3 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.



                         FINANCIAL HIGHLIGHTS FOLLOW


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share)
                                               Nine months ended   Three months ended
                                                 September 30,        September 30,
                                                1999       1998      1999       1998
    REVENUES
       Gross premiums written                $ 65,474   $ 68,228  $ 20,815   $ 21,763
       Net premiums written                    61,433     64,637    19,415     20,914
       Net premiums earned                   $ 62,486   $ 67,555  $ 20,969   $ 22,740

    EXPENSES
       Claims and claim expenses               33,160     39,962    13,371     13,017
       Other underwriting expenses             23,232     23,475     8,090      8,128
          Total Losses and Expenses Incurred   56,392     63,437    21,461     21,145

       Underwriting income                      6,094      4,118      (492)     1,595

       Investment income                        6,739      6,892     2,300      2,309
       Realized investment gains                7,796      7,569     2,536         32
       Other income                               181         76        52         27
          Income Before Income Tax             20,810     18,655     4,396      3,963
       Income tax expense                       6,445      5,355     1,289      1,156

            NET INCOME                       $ 14,365   $ 13,300  $  3,107   $  2,807

    EARNINGS PER SHARE- BASIC                $   1.28   $   1.19  $   0.28   $   0.25
    EARNINGS PER SHARE- DILUTED              $   1.27   $   1.18  $   0.28   $   0.25

                    COMPARATIVE FINANCIAL HIGHLIGHTS- Nine Months Ended September 30,

                                     1999            1998            1997           1996            1995
Per Share Information
    Income per share-diluted     $       1.27    $       1.18    $       0.59   $       1.06    $       0.89
    Consolidated net income      $     14,365    $     13,300    $      6,661   $     11,741    $      9,763
    Weighted average number of
     shares outstanding- diluted       11,272          11,269          11,280         11,071          11,041
    Book value per share         $      12.02    $      11.65    $      12.11   $       9.62    $       7.87
    Shareholders' investment     $    135,388    $    130,692    $    135,250   $    106,575    $     87,043
    Dividends paid               $      2,375    $      2,372    $      3,487   $      2,979    $      1,871
    Shares outstanding                 11,268          11,220          11,167         11,079          11,061
Company Statistics:
    Gross premiums written       $     65,474    $     68,228    $     75,017   $     67,444    $     52,173
    Net investment income        $      6,739    $      6,892    $      6,241   $      5,261    $      4,781
    Invested assets              $    220,676    $    221,457    $    226,341   $    170,914    $    137,768
    Total assets                 $    264,026    $    265,271    $    274,423   $    207,856    $    163,903
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
                    expenses:           53.3%           59.4%           68.2%           51.5%          50.5%
    Underwriting expenses               37.5%           34.4%           33.0%           31.8%          32.9%
    Combined ratios                     90.8%           93.8%          101.2%           83.3%          83.4%

                                                    20

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                    September 30,    December 31,      September 30,
                                                        1999             1998              1998
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $41, $51 and
      $53, respectively)                             $     43         $     56         $     57
     State and municipal bonds (cost $77,683,
      $67,340 and $66,287, respectively)               81,875           74,182           72,148
     Corporate bonds (cost $876, $820 and
      $819, respectively)                                 849              824              808
     Common stock (cost $124,591, $115,583 and
      $118,084, respectively)                         119,874          135,373          130,822
     Preferred stock (cost $5,976, $6,770 and
      $6,770, respectively)                             6,154            7,851            7,487
    Investment real estate                             10,327           10,000            9,028
    Short-term investments                              1,554            9,855            1,107
     Total Investments                                220,676          238,141          221,457

   Cash                                                   858            1,544              399
   Due from securities brokers                          3,436            1,634            3,196
   Receivables                                         19,988           19,952           24,139
   Other assets                                        19,068           16,089           16,080

     TOTAL ASSETS                                    $264,026         $277,360         $265,271


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 77,617         $ 78,504         $ 77,021
   Unearned premiums                                   40,913           41,542           44,444
   Other liabilities                                   10,108           15,998           13,114

     TOTAL LIABILITIES                               $128,638         $136,044         $134,579


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,536, 11,529 and
      11,526 shares, respectively                     $ 11,538         $ 11,529        $ 11,523
   Paid-in surplus                                      22,589           22,246          22,202
   Accumulated other comprehensive income, net
      of deferred taxes of ($130), $9,703
      and $6,566, respectively                            (241)          18,020           12,745
   Retained earnings                                   102,018           90,016           84,678
   Less treasury stock, 268, 307, and 306 shares,
      respectively, at cost                               (496)            (495)            (476)

     TOTAL SHAREHOLDERS' EQUITY                        135,388          141,316          130,692

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                            $264,026         $277,360         $265,271


SHAREHOLDERS' EQUITY PER SHARE                        $  12.02         $  12.59         $  11.65

SHARES OUTSTANDING                                      11,268           11,222           11,220
