Form 10-K
period 1999-12-31
CAPITOL TRANSAMERICA CORP
filed 2000-03-30
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                  FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1999   Commission file number: 0-2047

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

                               YES  X      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K. { }

Based on the closing average of the bid (11 11/16) and asked price (11 13/16), the aggregate market value of voting stock held by non-affiliates of the regi-strant as of March 10, 2000 was approximately $132,551,691.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                           At March 10, 2000

                     Common Stock, $1.00 Par Value

                         Issued:      11,558,166

                         Outstanding: 11,280,995

DOCUMENTS INCORPORATED BY REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Por-tions of the proxy statement for the annual shareholders meeting to be held
May 15, 2000 are incorporated by reference into Part III.


                             Total Pages:  39


                         Form 10-K (Annual Report)
                    Capitol  Transamerica Corporation
                                  Part I


Item 1. Business

(a)  General Development of Business
     Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $257 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC) and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. CIC writes a complete portfolio of fi-delity and surety bonds and specialty insurance coverages, while CSIC has been largely inactive due to market conditions. CIC operates on an admit-ted basis in thirty-six states and on an excess/surplus lines basis in one state. CFC provides premium financing for the insurance companies.

     Some of the specialty property and casualty coverages written are: Barber & Beauty Shops, Bowling Alleys, Contractors/Manufacturers, Day Care Centers, Deer Hunters Accident, Detective/Guard Agencies, Equipment Breakdown,Golf Courses, Nurses Professional, Resorts/Campgrounds, Restaurants, Special Events, Clubs, Sportsman's Accident, Tanning/Toning Salons and Taverns.

     The full line of surety and fidelity bonds includes: Contractor's Perfor-mance and Payment Bonds, License/Permit Bonds, Fiduciary Bonds, Judicial Bonds and Commercial Fidelity Bonds.

     The results of operations have remained most favorable since 1986 with sub-stantial increases in premium volume, profitability and shareholders' investment.

(b)  Information about Industry Segments

     General:
     The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety in-surance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 1999 and 1998, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in ex-cess of 10% of the Company's gross premiums in 1999, 1998 or 1997. During 1999, 1998 and 1997, direct premiums written in Wisconsin accounted for approximately 19%, 17% and 17%, respectively, and direct premiums written in Illinois accounted for approximately 14%, 14% and 13%, respectively, of the total direct premiums written by the Company. No other state exceeded 10%.

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

     CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 1999, CIC reported $91.6 million surplus as regards policy-holders, approximately $71.6 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience the Company's ratios are substantially less than the requirement and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $99.2 million at December 31, 1999.

     Importance and Effect of Licenses:
     Generally speaking, insurance companies must be licensed in the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

     Number of Persons Employed
     Capitol Transamerica Corporation and subsidiaries employ approximately 200 people.

    Information as to Similar Products or Services:
    Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                                 1999
                                 Gross          Ceded            Net
    Accident and Health      $ 1,783,585     $1,493,857     $   289,728
    Burglary and Glass             8,043          -               8,043
    Fidelity                   1,529,920         77,098       1,452,822
    Fire and Allied Lines        219,222          3,986         215,236
    Inland Marine                523,766        383,631         140,135
    Liability                  8,086,932        163,639       7,923,293
    Commercial Multiple Peril 50,787,804      2,734,476      48,053,328
    Workers' Compensation      4,549,679          -           4,549,679
    Surety                    18,513,849        952,737      17,561,112
                             $86,002,800     $5,809,424     $80,193,376

                                                 1998
                                 Gross          Ceded            Net
    Accident and Health      $ 1,884,645     $1,596,313     $   288,332
    Burglary and Glass             4,897          -               4,897
    Fidelity                   1,172,166         50,915       1,121,251
    Fire and Allied Lines        319,109          5,621         313,488
    Inland Marine                828,791        714,331         114,460
    Liability                  9,669,318        136,386       9,532,932
    Commercial Multiple Peril 49,502,961      1,914,558      47,588,403
    Workers' Compensation      4,059,756          -           4,059,756
    Surety                    20,487,509        735,055      19,752,454
                             $87,929,152     $5,153,179     $82,775,973

                                                 1997
                                 Gross          Ceded            Net
    Accident and Health      $ 5,090,314     $4,817,208     $   273,106
    Burglary and Glass             4,189          -               4,189
    Fidelity                   1,230,700         22,697       1,208,003
    Fire and Allied Lines        424,516          4,296         420,220
    Inland Marine              1,076,850        953,052         123,798
    Liability                 10,967,296        143,567      10,823,729
    Commercial Multiple Peril 52,132,045      1,599,619      50,532,426
    Workers' Compensation      3,381,685          -           3,381,685
    Surety                    25,200,251        402,612      24,797,639
                             $99,507,846     $7,943,051     $91,564,795

                                                 1996
                                 Gross          Ceded            Net
    Accident & Health        $   238,615     $    -         $   238,615
    Burglary and Glass            32,189          -              32,189
    Fidelity                   1,317,643         25,958       1,291,685
    Fire and Allied Line         698,783           (271)        699,054
    Inland Marine                987,201          2,802         984,399
    Liability                 13,048,828        130,503      12,918,325
    Commercial Multiple Peril 48,790,958      1,027,117      47,763,841
    Workers' Compensation      2,470,176         17,104       2,453,072
    Surety                    23,354,994        492,849      22,862,145
                             $90,939,387     $1,696,062     $89,243,325

                                                 1995
                                 Gross          Ceded            Net
    Accident & Health        $   222,137     $    -         $   222,137
    Burglary and Glass            52,045          -              52,045
    Fidelity                   1,355,259         66,854       1,288,405
    Fire and Allied Line         593,309         10,561         582,748
    Inland Marine                 76,325          3,208          73,117
    Liability                 10,575,070        430,641      10,144,429
    Commercial Multiple Peril 41,254,997      1,451,561      39,803,436
    Workers' Compensation      1,942,861         74,422       1,868,439
    Surety                    14,806,489        484,277      14,322,212
                             $70,878,492     $2,521,524     $68,356,968


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

             (6) Unusually large losses or gains.


(f) Reconciliation of Loss and Loss Adjustment Expense Reserves:

                                                               1999          1998           1997
    Balances as of January 1,                             $ 78,504,050   $ 71,472,338   $ 47,702,363
    Reinsurance balances                                    (1,101,770)          (594)       225,367
    Net reserves                                            77,402,280     71,471,744     47,927,730

    Incurred losses and loss adjustment expenses related to:
      Current year                                          47,749,455     49,862,090     43,042,827
      Prior years:
        Direct losses (net of recoveries)                     (562,627)     4,091,923     10,725,730
        Direct loss adjustment expenses (net of recoveries) (2,379,899)    (1,956,631)     2,141,661
        Discontinued assumed reinsurance                       493,912        379,732      5,218,184
             Total prior years                              (2,448,614)     2,515,024     18,085,575

    Total incurred                                          45,300,841     52,377,114     61,128,402

    Paid losses and loss adjustment expenses related to:
      Current year                                          18,642,962     20,035,517     16,327,601
      Prior years                                           26,682,489     26,370,166     21,160,666
    Total paid                                              45,325,451     46,405,683     37,488,267

    Other adjustments, net                                       -            (40,895)       (96,121)

    Net balance at December 31                              77,377,670      77,402,280    71,471,744
    Reinsurance recoverables                                  (121,478)      1,101,770           594

    Balance at December 31,                               $ 77,256,192    $ 78,504,050   $71,472,338


(g) Loss Reserve Development
    Year ended:                   1990   1991   1992   1993   1994   1995   1996   1997   1998   1999
    Reserves for losses and loss
      adjustment expense        $ 14.1 $ 14.5 $ 18.1 $ 19.3 $ 27.5 $ 38.5 $ 47.7 $ 71.5 $ 78.5 $ 77.3

    Re-estimated reserves:
      One year later              15.0   19.5   21.2   25.5   33.8   43.4   65.8   75.1   74.9
      Two years later             18.3   21.3   23.8   31.2   37.5   57.7   65.9   72.0    -
      Three years later           19.9   22.7   28.3   33.5   51.4   56.2   65.6    -      -
      Four years later            21.3   25.9   30.7   43.6   48.2   54.4    -      -      -
      Five years later            23.8   27.9   38.6   42.7   45.3    -      -      -      -
      Six years later             25.6   34.7   38.0   40.0    -      -      -      -      -
      Seven years later           31.6   34.2   37.1    -      -      -      -      -      -
      Eight years later           31.7   34.2    -      -      -      -      -      -      -
      Nine years later            31.8    -      -      -      -      -      -      -      -

    Cumulative deficiency        (17.7) (19.7) (19.0) (20.7) (17.8) (15.9) (17.9)  (0.5)   3.6

    Cumulative deficiency from
    discontinued reinsurance
    assumed operations           (14.3) (13.5) (12.3) (11.3) (10.2)  (9.3)  (7.8)  (6.5)  (0.9)

    Cumulative (deficiency)
    redundancy from
    continuing operations         (3.4)  (6.2)  (6.7)  (9.4)  (7.6)  (6.6) (10.1)   6.0    4.5

    Cumulative amount of liability paid through:

      One year later               5.7    7.6    9.4    9.9   12.2   16.2   21.2   26.4   26.7
      Two years later             10.1   12.7   14.1   17.2   21.4   26.6   34.6   40.5    -
      Three years later           13.4   15.4   18.9   23.6   27.5   34.2   44.3    -      -
      Four years later            15.2   18.7   23.0   27.0   31.7   38.4    -      -      -
      Five years later            17.5   21.6   25.0   28.7   33.3    -      -      -      -
      Six years later             19.7   22.8   26.5   29.5    -      -      -      -      -
      Seven years later           20.6   23.9   27.2    -      -      -      -      -      -
      Eight years later           21.6   24.5    -      -      -      -      -      -      -
      Nine years later            22.2    -      -      -      -      -      -      -      -

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


(h) Reconciliation of Statutory to Generally Accepted Accounting Principles
    (GAAP) reserves:

      Balance, December 31, as reported to                For the Year Ended December 31,
      Insurance Commissioner of the                       1999           1998           1997
      State of Wisconsin:
                  - CIC                              $ 77,044,646   $ 77,094,939   $ 71,117,787

                  - CSIC                                    -            367,612          -

      Funds withheld from reinsurers, reclassified
        to loss reserves on a GAAP basis                  412,481        408,516        447,658

      Reserve for return of disability premiums,
        reclassified to loss reserves on a GAAP basis      19,517         24,064         18,686

      GAAP adjustment to gross up reserves
           for the effect of reinsurance                 (185,866)       669,190            594

      Other, net                                          (34,586)       (60,271)      (112,387)

      Balance, December 31, on a GAAP basis          $ 77,256,192   $ 78,504,050   $ 71,472,338

Item 2. Properties

      Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin, 53705, as follows:

          Approximately 40,936 square feet occupying all or a portion of the 1st, 2nd, 6th, and 9th through 14th floors. The term of the lease is from June 1, 1999 through August 31, 2002.

      The Company also leases approximately 2,900 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

      The Company also leases 1,190 square feet of office space in Las Vegas, Nevada. The term of the lease is from February 1, 1998 to January 31, 2001.

Item 3. Legal Proceedings

      Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordi-nary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 1999, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

Item 4. Submission of Matters to a Vote of Shareholders

      No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 1999.

Item 5. Market Information, Dividends and Other Information

On March 10, 2000, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock during 1999 was a low of 9 1/2 and a high of 19 1/2 with the equivalent of 2.2 million shares traded.

Quarterly high and low quoted prices, which are obtained from the National As-sociation of Securities Dealers, are illustrated below.

                           1999                             1998
Quarter           High      Low    Dividends       High      Low    Dividends
  First         19 1/2    14 1/8    $.07         22 1/4    19 3/4    $.07
  Second        15 3/8    12 1/2     .07         21 7/16   19         .07
  Third         15 1/4    13 5/16    .07         22 3/4    16 3/4     .07
  Fourth        14         9 1/2     .07         20 1/4    15         .07
  Year          19 1/2     9 1/2    $.28         22 3/4    15        $.28

For the period January 1 through March 10, 2000, the high ask price was 12 3/4 and the low bid price was 9 3/8. A regular cash dividend of $.07 per share was paid on March 24, 2000, to shareholders of record on March 10, 2000.

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

   Transfer Agent and Registrar                Annual Meeting

   Firstar Trust Co.                           The Company's Annual Meeting
   Corporate Trust Department                  will be held Monday, May 15,
   1555 N. RiverCenter Drive                   2000, 4:00 PM at the
   Suite 301                                   Marriott Inn - Madison West
   Milwaukee, Wisconsin 53212                  1313 John Q. Hammond Drive
                                               Middleton, Wisconsin 53562
   Common Stock

   Listed:  OTC
   Quoted:  NASD (CATA)


Item 6.  FIVE YEAR CONSOLIDATED SUMMARY OF SELECTED FINANCIAL DATA:

                                                       1999          1998          1997          1996          1995
 Gross Premiums Written                           $ 86,002,801  $  87,929,152  $ 99,507,846  $ 90,939,387  $ 70,878,492
 Net Premiums Written                             $ 80,193,376  $  82,775,973  $ 91,564,795  $ 89,243,325  $ 68,356,968
 Premiums Earned                                  $ 82,841,104  $  88,629,476  $ 87,451,620  $ 77,347,319  $ 63,865,500
 Net Investment Income                               9,136,244      9,119,936     8,580,713     7,155,382     6,635,123
 Realized Investment Gains                           8,184,101     13,198,139    15,370,384     8,468,911     3,587,323
 Other Revenues                                        249,672        113,005        36,801       382,130       144,866
 Total Revenues                                    100,411,121    111,060,556   111,439,518    93,353,742    74,232,812
 Losses and Loss Adjustment Expenses Incurred       45,300,841     52,377,114    61,128,402    41,165,776    34,099,463
 Underwriting and Other Expenses                    31,199,583     30,682,454    28,587,186    26,680,657    21,497,664
 Total Losses Incurred and Expenses                 76,500,424     83,059,568    89,715,588    67,846,433    55,597,127
 Income from Operations Before Income Taxes         23,910,697     28,000,988    21,723,930    25,507,309    18,635,685
 Income Tax Expense                                  7,198,234      8,577,075     6,532,051     7,158,151     4,705,279
 Consolidated Net Income                          $ 16,712,463  $  19,423,913  $ 15,191,879  $ 18,349,158  $ 13,930,406
 Weighted Avg Number of Shares Outstanding-Basic    11,252,358     11,206,018    11,151,428    11,077,501    11,049,660
 Weighted Avg Number of Shares Outstanding-Diluted  11,297,289     11,280,442    11,285,751    11,315,758    11,190,198
 Income Per Share-Basic                           $       1.49  $        1.73  $       1.36  $       1.66  $       1.26
 Income Per Share-Diluted                         $       1.48  $        1.72  $       1.35  $       1.62  $       1.24
 Total Cash Dividends Per Share                   $       0.28  $        0.28  $       0.38  $       0.33  $       0.24
 Consolidated Net Income and Cash Dividends Stated
    as a Ratio to Beginning Shareholders' Equity         14.1%          16.2%         16.7%         23.8%         25.3%
 Year End Financial Position:
    Assets                                        $257,622,581  $277,359,597   $286,682,275  $228,885,454  $176,730,156
    Shareholders' Equity                           133,226,210   141,315,973    139,342,141   116,581,883    92,653,880
    Book Value Per Share                          $      11.82  $      12.59   $      12.46  $      10.50  $       8.37
 Shares Outstanding                                 11,267,899    11,222,180     11,178,882    11,103,297    11,068,161
 Insurance Operating Ratios (Statutory Basis):
    Losses and Loss Adjustment Expenses to
      Net Premiums Earned                                54.9%         59.4%          70.1%         53.5%         53.2%
    Underwriting Expenses to Net Premiums Written        37.0%         35.6%          32.1%         33.5%         32.8%
    Combined Ratio                                       91.9%         95.0%         102.2%         87.0%         86.0%
 A. M. BEST Rating                                        A+            A+             A+            A+            A+
                                                      Superior      Superior       Superior      Superior      Superior

 Prior years' information has been restated to reflect the December 31, 1996 three-for-two stock split effected as a
 50% stock dividend.

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

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by in-adequate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequen-cy of claims which, in turn, are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance indus-try, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a consider-able reduction in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be of concern to the Company and the pro-perty-casualty insurance industry as a whole. Mangement feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's niche market, has presented an unprecedented challenge to mange-ment. The Company has responded to this challenge with increased marketing ef-forts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview, managment belives that the property-casualty in-surance industry is in a downward cycle. However, despite a decrease in premium writings, the Company saw a substantial increase in the profitability of its core operations in 1999. Underwriting income increased to $6.3 million this year compared to $5.6 million in 1998 and a loss of $2.3 million in 1997. The de-crease in premiums written experienced over the past two years was due to a re-underwriting of the Company's entire book of business. Management is confident that the increased emphasis on prudent underwriting standards as well as aggres-sive marketing will assure a continuation of the Company's history of substan-tial underwriting profits and increasing shareholder value.

Gross premiums written during 1999 were $86,002,801, compared with $87,929,152 in 1998 and $99,507,846 in 1997.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 1999 totaled $82,841,104, compared with $88,629,476 and $87,451,620 in 1998 and 1997, respectively. The net unearn-ed premium reserve was $39,454,257, $41,541,432 and $47,411,849 at each year end.

                                       1999          1998          1997
      Gross Premiums Written       $86,002,801   $87,929,152   $99,507,846
      Reinsurance Ceded              5,809,425     5,153,179     7,943,050
      Net Premiums Written         $80,193,376   $82,775,973   $91,564,796
      Net Premiums Earned          $82,841,104   $88,629,476   $87,451,620
      Net Unearned Premium Reserve $39,454,257   $41,541,432   $47,411,849

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

Insurance Operating Ratios (Statutory Basis):          1999        1998        1997
      Losses and Loss Adjustment Expenses             54.9%       59.4%       70.1%
      Underwriting Expenses                           37.0%       35.6%       32.1%
      Combined Ratios                                 91.9%       95.0%      102.2%

The re-underwriting of the book of business has led to a sharp decline in the loss and loss adjustment expense ratio.
The increase in the underwriting expense ratio is due to a combination of increased marketing costs and a decrease in the denominator of that ratio, which is net premiums written. The Company's combined ratio continues to compare very favorably to the industry average, which was 107.6% for the first nine months of 1999.

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

NET INVESTMENT INCOME AND REALIZED GAINS

The Company's fixed maturities and equity securities are classified as avail-able-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as "Accumulated Other Comprehensive Income (Loss)" in the equity portion of the balance sheet.

Interest and Dividend Income: Interest on fixed maturities is recorded as in-come when earned and is adjusted for any amortization of purchase premium or accretion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

Investments:                                  1999          1998          1997
       Invested Assets                    $218,085,184  $238,140,592  $245,644,042
       Net Investment Income                 9,136,244     9,119,936     8,580,713
       Percent of Return to
        Average Carrying Value                    4.2%          4.5%          4.9%
       Realized Gains                        8,184,101    13,198,139    15,370,384
       Change in Unrealized Gains         $(21,981,943) $(14,657,027) $ 16,746,287

The net unrealized loss of $21,981,943 for 1999 was comprised of a $2,378,798 unrealized loss on fixed maturities and a $19,603,145 unrealized loss on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions provide an even greater opportunity to invest and build shareholder value over the long term.

Net investment income in 1999 amounted to $9,136,244 compared with $9,119,936 and $8,580,713 in 1998 and 1997, respectively. The Company holds a larger percentage of equity investments than is typical for the property-casualty industry, which leads to a comparatively low rate of return on invested assets.

INCOME TAXES

Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal in-come taxes arise from timing differences between the recognition of income de-termined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums and discounting of claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses.

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss ad-justment expenses were $77,256,192 as of December 31, 1999 compared to $78,504,050 as of December 31, 1998. This decrease is a combination of giving consideration for the decrease in premium volume as well as the more favorable loss development trend experienced in 1999. Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (84.7% in 1999, 85.9% in 1998 and 85.7% in 1997) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Com-pany maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the course of ordinary business involvement and activities. The Company has no material capital expenditure commitments.

MARKET RISK

Market risk is defined by the SEC as exposure to fluctuations in interest rates, foreign currency exchange rates, and commodity or other price changes. The Com-pany does not invest in derivatives or similar financial instrumenmts, which are highly sensitive to market risk and which are the main focus of the new require-ments. However, the requirements are broad enough in scope to encompass the po-tential impact of interest rate fluctuations on the Company's fixed income port-folio, as well as the potential impact of a severe drop in the stock market on the Company's equity investments.

The following table shows the interest rate sensitivity of the Company's fixed income investments (bonds and preferred stock) by presenting the projected im-pact of a parallel rise or decline in interest rates of 100 and 200 basis points. The interest rate fluctuation is assumed to occur on Janury 1, 2000 and remain in effect for the life of the fixed income portfolio.

                                                     Basis Point Increase/(Decrease)
                                                                 Current
     Portfolio Characteristics            (200)        (100)   Market Rate     100         200
     Market Value ($000's)             $100,562     $ 94,821   $ 88,906    $ 83,230    $ 77,956
     Market Value/Statement Value (%)    118.0%       111.2%     104.3%       97.6%       91.5%
     Effective Duration (years)             4.9          5.3        5.6         5.8         6.0

The value of the Company's common stock portfolio is subject to equity price risk. If market prices were to decrease 10%, the fair value of the common stock portfolio would decrease by an estimated $7.0 million, from $116.7 million to $109.7 million.

The Company's investment portfolio is actively managed to minimize downward price risk.

YEAR 2000

In prior years the Company discussed the nature and progress of its plans to be-come year 2000 ready. In 1999 the Company completed its remediation and testing of systems. As a result of the planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technolo-gy and non-information technology systems and believes those systems successful-ly responded to the year 2000 date change.

The Company expensed approximately $90,000 during 1999 in connection with re-mediating its systems. The Company is not aware of any material problems result-ing from year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its agents and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

SAFE HARBOR STATEMENT

Some of the statements in this report, as well as statements by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, con-stitute "forward-looking statements" within the meaning of the Private Securi-ties Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change in circumstances, uncer-tainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements of the Company expressed or implied by the forward-looking statements.

Item 8. Financial Statements and Supplementary Data

      Financial Statements- The financial statements filed by CTC in connection with this Annual Report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

                             (1) Capitol Transamerica Corporation Consolidated
                                  Financial Statements.
                             (2) Report of independent auditors.
                             (3) Consolidated balance sheets - December 31,
                                  1999 and 1998.
                             (4) Consolidated statements of income - for each of
                                  the three years in the period ended December
                                  31, 1999.
                             (5) Consolidated statements of shareholders' in-
                                  vestment and comprehensive income (loss) - for each of the three years in the period ended December 31, 1999.
                             (6) Consolidated statements of cash flows - for
                                  each of the three years in the period ended
                                  December 31, 1999.
                             (7) Notes to consolidated financial statements.

Item 9. Disagreements of Accounting and Financial Disclosures

      None.
                                                 PART III
Item 10. Directors and Executive Officers of CTC

(a) Directors

      Name (Age)                                                 Other Directorships, Business           Expire at
Date of Original Election       Principal Occupation       Experience and Miscellaneous Information   Annual Mtg. in:

Paul J. Breitnauer (60)   Vice President and Treasurer of    Mr. Breitnauer has been associated with        2002
        1986              the Company; Senior Vice Presi-    the insurance industry in various
                          dent & Treasurer of CIC, CSIC      capacities since 1963.
                          and CFC, wholly-owned subsidi-
                          aries of the Company.
                          Deforest, Wisconsin

George A. Fait (73)       Chairman of the Board and          Mr. Fait is a director of Bank One and         2000
        1965              President of the Company and its   has been associated with the insur-
                          wholly-owned subsidiaries;  Di-    ance industry in various capacities
                          rector of Bank One.                since 1950.
                          Madison, Wisconsin

Larry Burcalow (58)       Owner & President                  Mr. Burcalow has been Owner & President of     2001
        1997              Yahara Materials, Inc.             Yahara Materials, Inc. for over 30 years.
                          Waunakee, Wisconsin

Michael J. Larson (58)    Principal                          Mr. Larson has been associated with the        2001
        1991              Southwestern Financial Services    banking industry in various capacities
                          Madison, Wisconsin                 since 1965.

Reinhart H. Postweiler(70)Retired, formerly with Flad        Mr. Postweiler is a Director of Bank One.      2002
        1977              Affiliated Corporation; Director   He is a member of the Wisconsin Society of
                          of Bank One.                       Professional Engineers and the National
                                                             Society of Professional Engineers.

Kenneth P. Urso (65)      Owner & Operator                   Mr. Urso has been in the insurance business    2000
        1997              Urso & Associates, LLC             for over 30 years.
                          Madison, Wisconsin

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

Item 10. (continued)
      (b) Executive Officers:

          Chairman of the Board and President- George A. Fait (73 years of age) Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer (60 years of age) Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary - Virgiline M. Schulte   (71 years of age)
          Elected in 1988.  Secretary - CIC, CSIC and CFC.

      (c) Additional Executive Officers -
          CIC & CSIC - Wholly-Owned Subsidiary Insurance Companies:

          Vice President - P & C Claims         Vice President - Personnel
          Robert F. Miller (61 years of age)    Virgiline M. Schulte (71 years
          Elected in 1986.                      of age) Elected in 1993.

          Vice President - Agency               Vice President- Data Processing
          Joel G. Fait (41 years of age)        Frank S. Zillner (38 years of
          Elected in 1993.                      age) Elected in 1993.

          Vice President - Rating               Corporate Counsel
          Vacant                                Vacant

          Vice President -P&C Underwriting      Vice President- F&S Underwriting
          Vacant                                Jess J. Wadle (60 years of age)
                                                Elected in 1998.

      (d) Disclosure of Delinquent Filers

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated April 7, 2000 is incorporated herein by reference.

Item 11. Executive Compensation and Transactions

       The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated April 7, 2000 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections captioned "Principal Shareholders", "Option Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated April 7, 2000 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated April 7, 2000, are in-corporated herein by reference.

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

               Consolidated balance sheets - December 31, 1999 and 1998.

               Consolidated statements of income - for each of the three years in the period ended December 31, 1999.

               Consolidated statements of shareholders' investment and compre-
                hensive income for each of the three years in the period ended December 31, 1999.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 1999.

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

      (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999.

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


March 25, 2000


RESPONSIBILITY FOR FINANCIAL REPORTING

To The Shareholders and Board of Directors of Capitol Transamerica Corporation:

The Company has prepared the consolidated financial statements, related notes, and other financial data appearing in this Annual Report. The statements were developed using generally accepted accounting principles and policies considered appropriate in the circumstances. They reflect, where applicable, management's best estimates and judgements. The financial data also includes disclosures and explanations which are relevant to an understanding of the financial affairs of the Company.

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

                                                   Paul J. Breitnauer
                                                   Vice President and Treasurer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Trans-america Corporation (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders investment and compre-hensive income, and cash flows for the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the re-sponsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accept-ed in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 1999 and 1998, and the consolidated re-sults of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles gener-ally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial state-ments taken as a whole, present fairly in all material respects the information set forth therein.

Milwaukee, Wisconsin                                         Ernst & Young LLP
February 17, 2000

                           CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1999 and 1998

                                                                                       1999            1998
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $80,019,257 and $68,210,546 respectively)  $ 83,210,487     $ 75,061,460
        Equity securities:
          Common stock, (cost $125,913,872 and $115,583,088, respectively)           116,656,582      135,373,036
          Nonredeemable preferred stock, (cost $5,725,500 and
               $6,769,703, respectively)                                               5,695,567        7,851,215
 Investment real estate, at cost, net of depreciation                                 10,540,426        9,999,919
 Short-term investments, at cost which approximate fair value (Note(2)(d)              1,982,122        9,854,962
Total Investments                                                                    218,085,184      238,140,592

  Cash                                                                                 1,08,0435        1,544,438
  Accrued investment income                                                            1,927,901        1,678,998
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $530,000 and $500,000, respectively                     14,892,647       17,217,646
  Balances due from reinsurers                                                            71,755          913,186
  Funds held by ceding reinsurers                                                         40,000           35,756
  Income taxes recoverable- current                                                      686,240          141,982
  Deferred income taxes                                                                4,153,393            -
  Deferred insurance acquisition costs (Note (1)(e))                                  12,644,189       13,524,777
  Prepaid reinsurance premiums                                                         1,287,627          727,074
  Due from securities brokers                                                            639,136        1,633,833
  Other assets                                                                         2,114,074        1,801,315
Total Assets                                                                        $257,622,581     $277,359,597

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            CAPITOL TRANSAMERICA CORPORATION
                              CONSOLIDATED BALANCE SHEETS
                               December 31, 1999 and 1998

                                                                                      1999            1998
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
    Reserve for losses                                                              $ 53,575,780     $ 55,336,376
    Reserve for loss adjustment expenses                                              23,680,412       23,167,674
    Unearned premiums                                                                 39,454,257       41,541,432
  Total Policy Liabilities and Accruals                                              116,710,449      120,045,482

  Accounts payable                                                                     3,950,898        3,340,980
  Claim drafts outstanding                                                             1,854,701        2,836,566
  Due to securities brokers                                                                -              231,185
  Balances due to reinsurers                                                           1,541,460        1,038,967
  Accrued premium taxes                                                                  338,863          237,171
  State income taxes payable                                                               -               91,444
  Deferred income taxes (Notes (1)(f) and (5))                                             -            8,221,829
  Total Other Liabilities                                                              7,685,922       15,998,142
Total Liabilities                                                                    124,396,371      136,043,624
  Commitments and contingent liabilities (Notes (4) and (8))                               -                -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 11,538,970 and 11,529,376, respectively                                11,538,970       11,529,376
     Paid-in surplus                                                                  22,594,538       22,246,366
     Accumulated other comprehensive (loss) income, net of deferred taxes of
      of ($2,133,595) and $9,702,829, respectively(Notes(1)(b) & (2))                 (3,962,398)      18,019,545
     Retained earnings                                                               103,577,193       90,016,245
Shareholders' investment before treasury stock                                       133,748,303      141,811,532
     Treasury stock, 271,071 and 307,196 shares, respectively, at cost                  (522,093)        (495,559)
Total Shareholders' Investment                                                       133,226,210      141,315,973
Total Liabilities and Shareholders' Investment                                      $257,622,581     $277,359,597

  The accompanying notes to the consolidated financial statements are an integral part of these financial statements.


                           CAPITOL TRANSAMERICA CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
                     For The Years Ended December 31, 1999, 1998 and 1997



                                                                  1999           1998           1997
Revenues:
   Premiums earned (Note (1)(c))                               $ 82,841,104   $ 88,629,476   $ 87,451,620
   Net investment income (Note (2)(e))                            9,136,244      9,119,936      8,580,713
   Realized investment gains (Notes (1)(b) and (2))               8,184,101     13,198,139     15,370,384
   Other revenues                                                   249,672        113,005         36,801
Total Revenues                                                  100,411,121    111,060,556    111,439,518

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                               34,407,096     43,994,221     49,055,296
   Loss adjustment expenses incurred                             10,893,745      8,382,893     12,073,106
   Underwriting, acquisition and insurance expenses (Note(10))   28,920,512     28,558,650     28,458,021
   Decrease (Increase) in deferred insurance acquisition costs      880,588        662,164     (1,208,627)
   Other expenses                                                 1,398,483      1,461,640      1,337,792
Total Losses and Expenses Incurred                               76,500,424     83,059,568     89,715,588

Income from operations before income taxes                       23,910,697     28,000,988     21,723,930
Income tax expense (Note (5))                                     7,198,234      8,577,075      6,532,051

Net Income                                                     $ 16,712,463   $ 19,423,913   $ 15,191,879


Income Per Share - basic (Note (1)(g))                         $       1.49   $       1.73   $       1.36

Weighted average number of shares outstanding-basic
   (Note (1)(g))                                                 11,252,358     11,206,018     11,151,428

Income Per Share - diluted (Note (1)(g))                       $       1.48   $       1.72   $       1.35

Weighted average number of shares outstanding-diluted
   (Note (1)(g))                                                 11,297,289     11,280,442     11,285,751




The accompanying notes to the consolidated financial statements are an integral part of these financial statements.



                                      CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                            For the Years Ended December 31, 1997, 1998 and 1999

                                                   Common
                                      Common         Stock                                   Accumulated
                                       Stock     Distributable                                  Other
                                    (Par Value)   (Par Value    Paid-In      Comprehensive  Comprehensive  Retained    Treasury
                                       $1.00)        $1.00)     Surplus      Income (Loss)  Income (Loss)  Earnings      Stock
Balance, January 1, 1997            $ 7,612,711   $ 3,806,355  $21,114,644   $      -      $21,624,025   $62,761,654   $(337,506)
  Comprehensive income
    Net income                            -             -            -         15,191,879        -        15,191,879       -
     Other comprehensive income
     Unrealized appreciation on
     available-for-sale securities,
     net of deferred taxes                -             -            -         21,197,000        -             -           -
     Less: reclassification adjust-
     ment, net of tax of $5,225,931,
     for gain included in net income      -             -            -        (10,144,453)       -             -           -
     Other comprehensive income           -             -            -         11,052,547   11,052,547         -           -
  Comprehensive income                    -             -            -         26,244,426        -             -           -
  Stock options exercised                83,678         -          542,344          -            -             -         (63,769)
  Purchases and sales of treasury
   stock, net                             -             -          175,218          -            -             -           -
  Stock dividend                      3,806,131    (3,806,355)       -              -            -             -           -
  Cash dividends declared                 -             -            -              -            -        (4,221,415)      -
Balance, December 31, 1997           11,502,520         -       21,832,206          -       32,676,572    73,732,118    (401,275)
  Comprehensive income
    Net income                            -             -            -         19,423,913        -        19,423,913       -
    Other comprehensive loss
    Unrealized depreciation on
    available-for-sale securities,
    net of deferred taxes                 -             -            -         (6,078,237)       -             -           -
    Less: reclassification adjust-
    ment, net of tax of $4,619,349,
    for gain included in net income       -             -            -         (8,578,790)       -             -           -
    Other comprehensive loss              -             -            -        (14,657,027) (14,657,027)        -           -
  Comprehensive income                    -             -            -          4,766,886        -             -           -
    Stock options exercised              26,856         -          142,409          -            -             -         (18,952)
    Purchases and sales of treasury
     stock, net                           -             -          271,751          -            -             -         (75,332)
    Cash dividends declared               -             -            -              -            -        (3,139,786)      -
Balance, December 31, 1998           11,529,376         -       22,246,366          -       18,019,545    90,016,245    (495,559)
  Comprehensive income (loss)
    Net income                            -             -            -         16,712,463        -        16,712,463       -
    Other comprehensive loss
    Unrealized depreciation on
    available-for-sale securities,
    net of deferred taxes                 -             -            -        (16,662,277)       -             -           -
    Less: reclassification adjust-
    ment, net of tax of $2,864,435,
    for gain included in net income       -             -            -         (5,319,666)       -             -           -
    Other comprehensive loss              -             -            -        (21,981,943) (21,981,943)        -           -
  Comprehensive loss                      -             -            -         (5,269,480)       -             -           -
  Stock options exercised                 9,594         -           57,748          -            -             -         (26,534)
  Purchases and sales of treasury
   stock, net                             -             -          290,424          -            -             -           -
  Cash dividends declared                 -             -            -              -            -        (3,151,515)      -
Balance, December 31, 1999          $11,538,970  $     -       $22,594,538   $      -      $(3,962,398) $103,577,193  $ (522,093)


 The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                         CAPITOL TRANSAMERICA CORPORATION
                                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                               For the Years Ended December 31, 1999,1998 and 1997


                                                                      1999          1998          1997
Cash flows provided by operating activities:
 Net Income                                                         $ 16,712,463  $ 19,423,913  $ 15,191,879
    Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation                                                 1,161,702     1,195,955     1,018,894
          Realized investment gains                                   (8,184,101)  (13,198,139)  (15,370,384)
          Change in:
              Deferred insurance acquisition costs                       880,588       662,164    (1,208,627)
              Unearned premiums                                       (2,087,175)   (5,870,417)    4,153,016
              Allowance for doubtful accounts receivable from agents      30,000        60,000        60,000
              Accrued investment income                                 (248,903)       28,694       (22,752)
              Receivables from agents, insureds and others             2,294,999     3,542,835    (2,168,094)
              Balances due to/from reinsurers                            317,498      (191,361)     (284,774)
              Reinsurance recoverable on paid and unpaid losses        1,026,426      (897,506)      755,956
              Funds held by ceding reinsurers                             (4,244)      (35,756)       44,791
              Income taxes payable/recoverable                          (635,702)      633,804    (2,554,594)
              Deferred income taxes                                     (538,796)     (304,896)      (78,292)
              Due to/from securities brokers                             763,512    (6,721,020)   11,191,845
              Prepaid reinsurance premiums                              (560,553)       16,914       (39,840)
              Other assets                                              (332,788)       (5,305)      339,684
              Reserves for losses and loss adjustment expenses        (1,247,858)    7,031,712    23,769,975
              Accounts payable                                          (371,947)      371,977      (806,814)
              Accrued premium taxes                                      101,692       (99,992)     (225,410)
                      Net cash provided by operating activities        9,076,813     5,643,576    33,766,459

Cash flows provided by (used for) investing activities:
     Proceeds from sales of available-for-sale investments            29,718,246    40,484,195    44,747,214
     Purchases of available-for-sale investments                     (44,377,254)  (49,573,482)  (78,773,489)
     Maturities of available-for-sale investments                      8,690,009     7,660,719     5,064,056
     Purchases of depreciable assets                                    (751,534)   (1,080,065)     (477,992)
                      Net cash used for investing activities          (6,720,533)   (2,508,633)  (29,440,211)

Cash flows provided by (used for) financing activities:
     Cash dividends paid                                              (3,151,515)   (3,139,786)   (4,226,165)
     Stock options exercised                                              40,808       441,017       626,022
     Net proceeds from sale (purchase) of treasury stock                 290,424       (94,284)      111,449
                      Net cash used for financing activities          (2,820,283)   (2,793,053)   (3,488,694)

     Net (decrease) increase in cash                                    (464,003)      341,890       837,554
     Cash, beginning of year                                           1,544,438     1,202,548       364,994
     Cash, end of year                                               $ 1,080,435   $ 1,544,438   $ 1,202,548

Cash paid during the year for:
     Income taxes                                                    $ 8,611,726   $ 8,358,132   $ 9,164,506


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

    The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States. The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

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

          Investment real estate is carried at cost net of accumulated deprecia-tion of $1,173,643 and $789,597 as of December 31, 1999 and December 31, 1998, respectively. The real estate is depreciated over the estimated useful life of the asset.

          Cost of investments sold is determined under the specific identifica-tion method.

    (c)   Premiums
          Premiums are recognized as revenue on a pro rata basis over the term of the contracts. Approximately 19% and 14% of the total premiums written are on risks located in Wisconsin and Illinois, respectively. No other state exceeds 10%.

    (d)   Losses and Loss Adjustment Expenses
          Losses and loss adjustment expenses, less related reinsurance and sub-rogation recoverables, are provided for as claims are incurred. The reserves for losses and loss adjustment expenses include: (1) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (2) estimates received from other insurers with respect to reinsurance assumed; (3) estimates for incurred but not reported claims based on past experi-ence modified for current trends; and (4) estimates of expenses for investigating and settling claims based on past experience. The lia-bilities recorded are based on estimates resulting from the continu-ing review process and differences between estimates and ultimate pay-ments are reflected in expense for the period in which the estimates are changed.

    (e)   Deferred Insurance Acquisition Costs
          Deferred insurance acquisition costs that vary with, and are directly related to, the production of premiums (principally commissions, premium taxes compensation and certain underwriting expenses) are deferred. Deferred insurance acquisition costs are amortized to expense as the related premiums are earned.

    (f)   Income Taxes
          Deferred income taxes reflect the net tax effects of temporary dif-ferences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax reporting.

    (g)   Income Per Share
          Basis income per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the year. Diluted income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents from options outstanding. The following table sets forth the computations of basis and diluted EPS:

                                                  December 31,
                                          1999         1998       1997
     Numerator:
       Consolidated net income         $16,712,463  $19,423,913  $15,191,879
     Denominator:
     Demoninator for basic EPS
        -weighted average shares         11,252,358  11,206,018   11,151,428
        Effect of dilutive securities
            -employee stock options          44,931      74,424      134,323
     Denominator for diluted EPS         11,297,289  11,280,442   11,285,751


     Basic EPS                                $1.49       $1.73        $1.36
     Diluted EPS                              $1.48       $1.72        $1.35


    (h)   Comprehensive Income
          Comprehensive income (loss) is defined as net income plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) is reported by the Company in the consolidated statements of shareholders' investment and comprehensive income (loss).

(2)Investments
    (a) The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:

                                                             Gross          Gross
                                              Amortized    Unrealized    Unrealized      Fair
   Type of investment                           Cost         Gains          Losses       Value
   December 31, 1999
   Fixed maturities:
       U.S. Government bonds                 $     39,428   $     2,196   $       -      $     41,624
       State, municipal and political
            subdivision bonds                  78,855,846     4,423,576     (1,204,274)    82,075,148
       Corporate bonds and notes                1,123,983         -            (30,268)     1,093,715
      Total fixed maturities                 $ 80,019,257   $ 4,425,772   $ (1,234,542)  $ 83,210,487

   Equity securities:
        Common stock                         $125,913,872   $16,310,888   $(25,568,178)  $116,656,582
        Non-redeemable preferred stock          5,725,500       552,975       (582,908)     5,695,567
      Total equity securities                $131,639,372   $16,863,863   $(26,151,086)  $122,352,149


   December 31, 1998
   Fixed maturities:
        U.S. Government bonds                $     51,204   $     4,146   $      -    )  $     55,350
        State, municipal and political
             subdivision bonds                 67,339,664     6,845,376         (3,039)    74,182,001
        Corporate bonds and notes                 819,678        11,211         (6,780)       824,109
      Total fixed maturities                 $ 68,210,546   $ 6,860,733   $     (9,819)  $ 75,061,460

   Equity securities:
        Common stock                         $115,583,088   $30,815,779   $(11,025,831)  $135,373,036
        Non-redeemable preferred stock          6,769,703     1,357,227       (275,715)     7,851,215
      Total equity securities                $122,352,791   $32,173,006   $(11,301,546)  $143,224,251

   (b)  The amortized cost and estimated fair value of fixed maturities at December 31, 1999, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                     Amortized          Fair
                                                       Cost             Value
           Due in one year or less                  $         0      $         0
           Due after one year through five years      2,581,698        2,675,917
           Due after five years through ten years     7,763,711        8,154,220
           Due after ten years                       69,673,848       72,380,350
           Total                                    $80,019,257      $83,210,487


   (c)  Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 1999,
        1998 and 1997, are as follows:
                                                  1999         1998         1997
        Realized gains (losses):
           Fixed maturities
                Gross gains                     $   66,054   $    64,575   $    53,584
                Gross losses                        (6,386)       (5,040)       (7,250)
           Equity securities
                Gross gains                      8,174,659    13,138,613    15,323,242
                Gross losses                       (50,226)           (9)          -
           Other                                      -              -             808
        Net realized gains                      $8,184,101   $13,198,139   $15,370,384


                                                       1999         1998         1997
        Change in unrealized gains (losses):
           Fixed maturities                          $ (3,659,687) $  2,214,372  $   (123,135)
           Equity securities                          (30,158,682)  (24,001,959)   16,869,422
        Net change in unrealized gains                (33,818,369)  (21,787,587)   16,746,287
           Less effect of applicable deferred taxes   (11,836,426)    7,130,560     5,693,740
        Net (decrease) increase in unrealized gains  $(21,981,943) $(14,657,027)   11,052,547

        Following is a summary of total unrealized gains (losses) as of December 31, 1999, 1998 and 1997:
                                                       1999         1998         1997
        Unrealized gains (losses):
           Fixed maturities
                Gross unrealized gains               $  4,425,772  $  6,860,733  $  4,644,841
                Gross unrealized losses                (1,234,542)       (9,819)       (8,299)
           Equity securities
                Gross unrealized gains                 16,863,863    32,173,006    47,293,990
                Gross unrealized losses               (26,151,086)  (11,301,546)   (2,420,571)
        Gross unrealized (losses) gains                (6,095,993)   27,722,374    49,509,961
           Less effect of applicable deferred taxes    (2,133,595)    9,702,829    16,833,389
        Net unrealized (losses) gains                $ (3,962,398) $ 18,019,545  $ 32,676,572

   (d) The amortized cost of securities on deposit with insurance regulators in accordance with statutory requirements was $3,670,000 at both December 31, 1999 and 1998.

        In connection with the reinsurance assumed operations, CIC has established a security trust fund agreement with a bank, consisting of cash and securities in the amount of $865,000 at December 31, 1999 and $835,000 at December 31, 1998.

   (e) Following is a summary of investment income from each category of investments:

                                                1999         1998         1997
           Fixed maturities                   $ 4,732,097  $ 4,619,471  $ 4,800,978
           Equity securities                    3,917,943    3,907,213    3,292,615
           Investment real estate               2,458,961    2,383,255    2,340,878
           Short-term                             252,387      186,341      149,879
           Total investment income             11,361,388   11,096,280   10,584,350
           Investment expenses - real estate    1,434,580    1,310,113    1,361,092
           Other investment expenses              406,518      321,016      401,994
           Depreciation on real estate            384,046      345,215      240,551
           Net investment income              $ 9,136,244  $ 9,119,936  $ 8,580,713
</TABLE)

   (f) The Company had investments in state, municipal and political subdivi-sion bonds with amortized cost of $78,855,846 and $67,339,664 at December 31, 1999 and 1998, respectively. Approximately 92% of these bonds were special assessment revenue bonds and approximately 8% of these bonds were special were state and political subdivision obligations at December 31, 1999 and 1998. The Company monitors its exposure by investing its funds in accordance with guidelines set by the Company's investment committee. At December 31, 1999, approximately
        42% of the municipal bond portfolio consisted of securities of Wisconsin and Minnesota. No other state total exceeded 10%.

   (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturi-ties are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3) Reserves for Losses and Loss Adjustment Expenses
    The table below provides a reconciliation of the beginning and ending re-serves for losses and loss adjustment expenses, net of reinsurance:

                                                               1999          1998          1997
    Balance as of January 1,                                 $78,504,050    $71,472,338   $47,702,363
    Reinsurance balances                                      (1,101,770)          (594)      225,367
    Net reserves                                              77,402,280     71,471,744    47,927,730

    Incurred losses and loss adjustment expenses related to:
         Current year                                         47,749,455     49,862,090    43,042,827
         Prior years
            Direct losses (net of ceded)                        (562,627)     4,091,923    10,725,730
            Direct loss adjustment expenses (net of ceded)    (2,379,899)    (1,956,631)    2,141,661
            Discontinued assumed reinsurance                     493,912        379,732     5,218,184
                Total prior years                             (2,448,614)     2,515,024    18,085,575

    Total incurred                                            45,300,841     52,377,114    61,128,402

    Paid losses and loss adjustment expenses related to:
         Current year                                         18,642,962     20,035,517    16,327,601
         Prior years                                          26,682,489     26,370,166    21,160,666
    Total paid                                                45,325,451     46,405,683    37,488,267

    Other adjustments, net                                         -            (40,895)      (96,121)

    Net balance at December 31,                               77,377,670     77,402,280    71,471,744
    Reinsurance balances                                        (121,478)     1,101,770           594

    Balance at December 31,                                  $77,256,192    $78,504,050   $71,472,338

    As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.  The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables.  As a result of the variability in these estimates, reserves have differed from actual experience during 1999, 1998 and 1997.  The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions.  During 1997 it was determined that, due to increased claim development on all lines of business, a substantial increase in incurred but not reported (IBNR) reserves was necessary.
    The Company increased IBNR reserves by $10.0 million on direct business and $4.5 million on assumed reinsurance that year.
    The Company increased IBNR reserves an additional $5.9 million in 1998.  While the Company has recorded its best estimate of its reserves for losses and loss adjustment expenses, its is reasonably possible these estimates, net of estimated reinsurance recoverables, may increase in the future.  See Note 4(b) for discussion of assumed reinsurance.

(4) Reinsurance
    (a)Ceded
       From 1996 through 1999, the Company generally reinsured losses in excess of $1,000,000 with various other companies through reinsurance ceded contracts. These arrangements provide for greater diversification of business, allow the Company to control exposure to potential losses aris-ing from large risks, and provide additional capacity for growth. Rein-surance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the ob-ligations assumed under the reinsurance agreements. To minimize its ex-posure to significant losses from insurer insolvencies, the Company eval-uates the financial condition of its reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

    (b)Assumed-Discontinued
       CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and pools. Although CIC withdrew from this reinsurance business in 1976, its liability re-mains for losses on policies written during the period in which it par-ticipated as a reinsurer. The company is involved with treaties that co-ver certain risks which have had significant development industry-wide over the past serveral years. The reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness. Management is con-fident that the reserves of $8,969,409 at December 31, 1999 are adequate, but recognizes the uncertainty industry-wide concerning these esposures. The Company has provided letters of credit relating to reinsurance assumed of $130,000 at both December 31, 1999 and 1998.

    (c)Assumed-Active
       The Company participates in a reinsurance program whereby CIC assumes and then fully cedes certain accident and health exposures, retaining a brok-erage fee. Management believes the Company is not likely to incur a loss on this business.

       Net written and earned premiums and losses and loss adjustment expenses included reinsurance activity as follows:

                                                                Written Premiums
                                                       1999            1998            1997
       Direct                                        $84,460,081     $86,329,672     $94,690,638
       Assumed                                         1,542,719       1,599,480       4,817,208
       Ceded                                          (5,809,424)     (5,153,179)     (7,943,050)
       Net premiums written                          $80,193,376     $82,775,973     $91,564,796

                                                                 Earned Premiums
                                                       1999            1998            1997
       Direct                                        $86,565,885     $92,203,082     $90,537,623
       Assumed                                         1,524,090       1,596,487       4,817,208
       Ceded                                          (5,248,871)     (5,170,093)     (7,903,211)
       Net premiums earned                           $82,841,104     $88,629,476     $87,451,620

                                                            Losses and Loss Adjustment Expenses
                                                       1999            1998            1997
       Direct                                        $47,738,063     $53,447,519     $57,314,915
       Assumed - losses                                1,253,237         280,900       5,162,726
       Assumed - legal and audit                          17,084          98,832          55,458
       Ceded                                          (3,707,543)     (1,450,137)     (1,404,697)
       Net losses and loss adjustment expenses       $45,300,841     $52,377,114     $61,128,402



(5) Income Taxes
    (a)The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

    (b)The components of income tax expense for the years 1999, 1998 and 1997 are as follows:

                                                                   1999         1998         1997
    Current expense:
      Federal                                                 $ 7,115,401  $ 8,096,181  $ 6,055,422
      State                                                       621,630      785,787      554,922
    Total current expense                                       7,737,031    8,881,968    6,610,344

    Deferred expense(benefit):
      Deferred insurance acquisition costs                       (308,206)    (231,757)     410,933
      Unearned premiums                                           185,341      409,745     (279,696)
      Discount on loss and loss adjustment expense reserves       (69,897)    (322,034)    (582,307)
      Unpaid commissions                                         (333,362)    (140,748)     400,699
      Other, net                                                  (12,673)     (20,099)     (27,922)
    Total deferred benefit                                       (538,797)    (304,893)     (78,293)

    Income tax expense                                        $ 7,198,234  $ 8,577,075  $ 6,532,051

    (c)A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:
                                                                    1999     1998     1997
       Statutory tax rate                                          35.0%     35.0%     35.0%
       Municipal bond income, net of proration                     (5.9%)    (4.9%)    (6.5%)
       Dividend received exemption, net of proration               (1.8%)    (1.7%)    (2.0%)
       State income tax expense, net of federal tax benefit         1.7%      1.7%      1.7%
       Other, net                                                   1.1%      0.5%      1.9%
       Effective income tax rate                                   30.1%     30.6%     30.1%

    (d)Significant components of the deferred tax liabilities and assets are as follows:
                                                                December 31,    December 31,
                                                                    1999            1998
       Deferred tax liabilities:
          Deferred insurance acquisition costs                  $ 4,425,466     $ 4,733,672
          Net unrealized gains on investment securities               -           9,737,421
          Other, net                                                 79,339          81,512
            Total deferred tax liabilities                        4,504,805      14,552,605

       Deferred tax assets:
          Unearned premium reserve discounting                    2,671,664       2,857,005
          Loss and loss adjustment expense reserve discounting    2,641,574       2,571,677
          Net unrealized losses on investment securities          2,133,595           -
          Unpaid commissions                                        839,670         506,308
          Other, net                                                371,695         395,786
            Total deferred tax assets                             8,658,198       6,330,776

       Net deferred tax asset (liability)                       $ 4,153,393     $(8,221,829)

(6) Common Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related Inter-pretations in accounting for its stock options. Under APB 25, since the ex-ercise price of the Company's stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recog-nized.

    Had the Company elected to follow the fair value method under FASB 123, "Ac-counting for Stock-Based Compensation", net income and earnings per share would not be materially different for the years 1999, 1998 and 1997. Pro forma disclosure is required and has been determined as if the Company had accounted for its stock options under this method. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.1%, 4.4% and 6.3%; dividend yields of 2.0%, 1.4% and 1.2%; volatility factors of the expected market price for the Company's common stock of .394, .345 and .256; and a weighted-average expected life of the options of 2.5 years. The weighted-average fair value of options granted for the years 1999,1998 and 1997 was $2.29, $3.92 and $5.20, respectively. The estimated fair value is amortized to expense over the options' vesting period. The Company's pro forma infor-mation follows:

                                              1999         1998         1997
            Pro forma net income          $16,538,296  $19,156,540  $14,871,823
            Pro forma earnings per share
                      Basic                     $1.47        $1.71        $1.33
                      Diluted                   $1.46        $1.70        $1.32

    The Company's 1993 Stock Option Plan has authorized the grant of options for up to 1,072,500 shares of the
    Company's common stock. All options granted have a five year term and become fully vested at the end of four years. Stock options available to be granted in the future equal 697,115 shares at December 31, 1999.

    A summary of the Company's stock option activity, and related information for the years ended December 31 follows:
                                1999                      1998                      1997
                                  Weighted-Avg.             Weighted-Avg.             Weighted-Avg.
                        Options  Exercise Price   Options  Exercise Price   Options  Exercise Price
    Outstanding, be-
     ginning of year   280,924    $ 13.38        237,111    $ 11.80        327,123    $ 10.30
    Granted            236,704      10.19         97,900      15.75          5,700      22.44
    Exercised           (9,594)      7.02        (26,856)      6.30        (83,678)      7.48
    Forfeited         (227,489)     14.58        (27,231)     15.15        (12,034)     10.06
    Outstanding, end
     of year           280,545    $  9.93        280,924    $ 13.38        237,111    $ 11.80

    Options exercisable at December 31, 1999 were 49,166. The weighted-average remaining exercise period for all outstanding options as of December 31, 1999 was 4.3 years. Exercise prices for options outstanding as of December 31, 1999 ranged from $3.87 to $10.66 with 12%, 41% and 43% having exercise prices of $9.24,
    $9.69 and $10.66, respectively.

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

                                                      Policyholders' Surplus as of December 31,
                                                           1999         1998         1997
       Capitol Indemnity Corporation                   $91,570,236  $102,902,836  $109,324,111
       Capitol Specialty Insurance Corporation           4,865,494     5,865,245     6,437,879
       Total                                           $96,435,730  $108,768,081  $115,761,990
                                                   Net Income for the Year Ended December 31,
                                                         1999         1998         1997
       Capitol Indemnity Corporation                   $16,306,022  $19,051,239  $13,162,055
       Capitol Specialty Insurance Corporation             689,133      479,019      297,036
       Total                                           $16,995,155  $19,530,258  $13,459,091

    (b)CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyhold-ers) of 25% of net premiums written during the preceeding twelve months. As of December 31, 1999, the amount of compulsory surplus required to be maintained by CIC was approximately $19,957,576.

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

(9) Employee Benefit Plans
    The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contribution during the plan year. The Company made contributions of $242,511, $214,839 and $192,738 in 1999, 1998 and 1997, respectively.

    The Company also has an Employee Stock Ownership Plan in which all quali-fied employees are eligible to participate. The plan provides for discre-tionary employer contributions of shares of Company stock or cash to pur-chase shares of Company stock. The Company made contributions of $178,694, $100,000 and $100,103 in 1999, 1998 and 1997, respectively.

(10)Underwriting, Acquisition and Insurance Expenses
    A summary of underwriting, acquisition costs and insurance expenses incur-red during the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                               1999          1998          1997
    Net commissions                                         $18,001,338   $18,459,299   $19,066,258
    Salaries and other compensation                           4,944,476     4,710,297     4,163,019
    Other                                                     5,974,697     5,389,054     5,228,744
    Total costs                                              28,920,511    28,558,650    28,458,021
    Decrease (Increase) in deferred insurance
      acquisition costs                                         880,588       662,164    (1,208,627)
    Total underwriting, acquisition and insurance expenses  $29,801,099   $29,220,814   $27,249,394

    Included in net commission is the fair value of CTC stock purchased by CIC and issued to agents as part of a contingent commission agreement. The amounts expensed were $478,880, $468,858 and $619,264 for the years 1999, 1998 and 1997, re-
    spectively.

    Substantially all insurance contracts written by CIC are for a term of one year or less and deferred insurance acquisition costs are amortized over the same term.  The amount of deferred insurance costs amortized was $28,325,677, $27,833,262 and $26,141,226 in 1999, 1998 and 1997, respectively.

(11)Line of Credit
    The Company has a line of credit of $10,000,000. There were no significant borrowings during 1999, and none were outstanding as of December 31, 1999.

(12)Quarterly Results of Operations (Unaudited)

    For the Year Ended December 31, 1999
                                            First       Second       Third        Fourth        Total
    Revenues                            $25,089,802  $26,254,623  $25,857,210  $23,209,486  $100,411,121
    Losses incurred and expenses         18,550,741   16,380,003   21,460,886   20,108,794    76,500,424
    Net income                            4,525,052    6,732,395    3,107,433    2,347,583    16,712,463
    Net income per share- basic         $      0.40  $      0.60  $      0.28  $      0.21  $       1.49
    Net income per share- diluted       $      0.39  $      0.60  $      0.28  $      0.21  $       1.48
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $       0.28

    For the Year Ended December 31, 1998
                                             First       Second       Third       Fourth        Total
    Revenues                            $25,467,589  $31,516,526  $25,107,417  $28,969,024  $111,060,556
    Losses incurred and expenses         20,787,325   21,504,889   21,144,534   19,622,820    83,059,568
    Net income                            3,460,541    7,032,357    2,806,682    6,124,333    19,423,913
    Net income per share- basic         $      0.31  $      0.62  $      0.25  $      0.55  $       1.73
    Net income per share- diluted       $      0.31  $      0.62  $      0.25  $      0.54  $       1.72
    Dividends per share                 $      0.07  $      0.07  $      0.07  $      0.07  $       0.28

(13)Industry Segment Disclosures

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Standards No. 131, "Disclosures a-bout Segments of an Enterprise and Related Information". SFAS No. 131 super-cedes SFAS No. 14, "Financial Reporting for Segments of a Business Enter-prise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in published finan-cial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosures of segment information.

    The Company has three business segments, which are segregated based on the types of products and services provided. The segments are 1) property and casualty, 2) fidelity and surety, and 3) discontinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company.

    The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and ta-verns. This segment also provides nurses professional, deerhunters and sportsman's accident, and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including contrac-tor's payment and performance bonds, license/permit bonds, fiduciary and ju-dicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment was discontinued in 1976, but due to the nature of the coverages the Company continues to experience loss activity related to this business. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis, for 1997 through 1999 is as follows:

                                                              1999            1998            1997
         Revenue, excluding net investment
          income and realized investment gains:
                         Property and Casualty           $ 63,918,736    $ 65,678,284    $ 61,953,576
                         Fidelity and Surety               18,908,835      22,948,025      25,498,044
                         Reinsurance Assumed                   13,533           3,167           -
                                        Totals:          $ 82,841,104    $ 88,629,476    $ 87,451,620

         Losses and loss adjustment expenses:
                         Property and Casualty           $ 31,734,367    $ 40,400,269    $ 42,598,229
                         Fidelity and Surety               13,233,814      11,818,682      13,531,066
                         Reinsurance Assumed                  493,912         379,732       5,218,184
                                        Totals:          $ 45,462,093    $ 52,598,683    $ 61,347,479

         Reconciliation to Consolidated GAAP:
                         Inter-company adjustments           (161,252)       (221,569)       (219,077)
                         Consolidated GAAP               $ 45,300,841    $ 52,377,114    $ 61,128,402

         Other underwriting expenses:
                         Property and Casualty           $ 20,509,441    $ 20,226,965    $ 18,872,812
                         Fidelity and Surety                9,194,086       9,239,049      10,524,643
                         Reinsurance Assumed                  (58,626)         34,509          (2,825)
                                        Totals:          $ 29,644,901    $ 29,500,523    $ 29,394,630

         Reconciliation to Consolidated GAAP:
                         Decrease (increase) in D.I.A.C.      880,588         662,164      (1,208,627)
                         Inter-company adjustments            674,094         519,767         401,183
                         Consolidated GAAP               $ 31,199,583    $ 30,682,454    $ 28,587,186

         Net investment gain and other income:
                         Property and Casualty           $  5,264,383    $  6,742,389    $  7,106,636
                         Fidelity and Surety                  678,678         692,572         727,037
                         Reinsurance Assumed                  714,362         821,247         824,387
                                        Totals:          $  6,657,423    $  8,256,208    $  8,658,060

         Reconciliation to Consolidated GAAP:
                         Capital and surplus               10,417,802      13,419,217      14,465,107
                         Inter-company adjustments            494,792         755,655         864,731
                         Consolidated GAAP               $ 17,570,017    $ 22,431,080    $ 23,987,898

         Income tax expense (benefit)
                         Property and Casualty           $  5,356,364    $  3,652,050    $  2,552,145
                         Fidelity and Surety               (1,151,955)        803,964         630,081
                         Reinsurance Assumed                   70,582         128,293      (1,432,002)
                                        Totals:          $  4,274,991    $  4,584,307    $  1,750,224

         Reconciliation to Consolidated GAAP:
                         Capital and surplus                2,923,243       4,091,130       4,623,364
                         GAAP & inter-company adjustments       -             (98,362)        158,463
                         Consolidated GAAP               $  7,198,234    $  8,577,075    $  6,532,051

         Net income (loss):
                         Property and Casualty           $ 11,582,947    $  8,141,389    $  5,037,026
                         Fidelity and Surety               (1,688,432)      1,778,902       1,539,291
                         Reinsurance Assumed                  222,027         281,880      (2,958,970)
                                        Totals:          $ 10,116,542    $ 10,202,171    $  3,617,347

         Reconciliation to Consolidated GAAP:               6,595,921       9,221,742      11,574,532
                         Consolidated GAAP               $ 16,712,463    $ 19,423,913    $ 15,191,879

         Assets:
                         Property and Casualty           $ 90,756,970    $105,614,860    $114,384,689
                         Fidelity and Surety               24,936,678      20,432,187      22,128,793
                         Reinsurance Assumed                8,702,723       9,996,577      10,826,652
                                        Totals:          $124,396,371    $136,043,624    $147,340,134
         Reconciliation to Consolidated GAAP:
                         Capital and surplus              133,226,210     141,315,973     139,342,141
                         Consolidated GAAP               $257,622,581    $277,359,597    $286,682,275

     The Company operates in 37 states, with all business conducted within the United States. No customer represents greater than 10% of the Company's revenue. There have been no material inter-segment transactions.

                                                                  SCHEDULE I

                              CAPITOL TRANSAMERICA CORPORATION
                                 SUMMARY  OF  INVESTMENTS
                         OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 As of December 31, 1999
                                                                                      Amount at
                                                                                     Which Shown
                                                                         Fair         in Balance
                   Type of Investment                       Cost        Value            Sheet
Fixed maturity securities, available-for-sale:
   Bonds:
      United Stated Government and government
        agencies and authorities                         $     39,428   $     41,624   $     41,624
      State, municipalities, and political subdivisions    78,855,846     82,075,148     82,075,148
      All other corporate bonds                             1,123,983      1,093,715      1,093,715

   Total                                                   80,019,257     83,210,487     83,210,487

Equity securities, available-for-sale:
   Common stocks:
      Public utilities                                      2,065,853      1,997,369      1,997,369
      Banks, trusts, and insurance companies               71,143,680     63,987,942     63,987,942
      Industrial, miscellaneous, and all other             52,704,339     50,671,271     50,671,271
   Nonredeemable preferred stocks                           5,725,500      5,695,567      5,695,567

   Total                                                  131,639,372    122,352,149    122,352,149

Real estate, net of depreciation                           10,540,426     10,540,426     10,540,426
Short-term investments                                      1,982,122      1,982,122      1,982,122

Total Investments                                        $224,181,177   $218,085,184   $218,085,184


                                                                                  SCHEDULE II
                                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                             CAPITOL TRANSAMERICA CORPORATION
                                                       (Parent Company)
    CONDENSED BALANCE SHEETS                                              December 31,
    Assets                                                              1999           1998
      Investments                                                   $  7,046,418   $ 10,749,331
      Cash                                                                13,908          3,171
      Accrued investment income                                           47,730         60,454
      Investment in subsidiaries                                     124,363,795    129,393,891
      Income taxes recoverable                                           169,680          -
      Other assets                                                     1,619,474      1,651,444
         Total assets                                               $133,261,005   $141,858,291

    Liabilities and shareholders' investment
    Liabilities:
      Accounts payable                                              $     30,795   $     33,933
      Payable to affiliates                                                4,000          -
      Income taxes payable                                                 -             18,338
      Deferred income taxes                                                -            490,047
         Total liabilities                                                34,795        542,318

    Shareholders' investment:
      Common stock                                                    11,538,970     11,529,376
      Additional paid-in-capital                                      21,857,143     21,799,397
      Accumulated other comprehensive (loss) income,
        net of deferred taxes                                            (37,235)       910,087
      Retained earnings (including undistributed earnings of
       subsidiaries of $123,866,985 and $102,271,184, respectively)  100,389,425    107,572,672
                                                                     133,748,303    141,811,532
    Less treasury stock, at cost                                        (522,093)      (495,559)
    Total shareholders' equity                                       133,226,210    141,315,973
    Total liabilities and shareholders' equity                      $133,261,005   $141,858,291

                                                                          December 31,
    STATEMENTS OF INCOME                                             1999         1998         1997
    Dividends received from subsidiaries                         $   500,000  $ 5,000,000  $ 4,500,000
    Management fees received from subsidiaries                       906,737    2,031,293    1,768,789
    Investment income                                                306,874      350,901      270,678
    Realized investment gains                                        966,943           13      236,914
    Other income                                                       4,052        7,100       14,577
          Total Income                                             2,684,606    7,389,307    6,790,958
    Administrative expenses                                        1,504,083    1,495,240    1,371,392
    Net income before tax and equity in undistributed
      net income of subsidiaries                                   1,180,523    5,894,067    5,419,566
    Income tax expense                                               166,487      346,794      238,511
    Net income before equity in undistributed
        net income of subsidiaries                                 1,014,036    5,547,273    5,181,055
    Equity in undistributed net income of
        subsidiaries, net of dividends paid                       15,698,427   13,876,640   10,010,824
    Net Income                                                   $16,712,463  $19,423,913  $15,191,879

                             The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.


                                                                             SCHEDULE II
                                                                             (continued)
                                                   CAPITOL TRANSAMERICA CORPORATION
                                                         (Parent Company)


                                                                           December 31,
   STATEMENTS OF CASH FLOWS                                         1999         1998         1997
   Cash flows provided by operating activities:
   Net income                                                    $16,712,463   $19,423,913  $15,191,879
   Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                                   777,657       850,739      778,343
      Realized investment gains                                     (966,943)          (13)    (236,914)
      Change in:
          Equity in net income of subsidiaries                   (15,698,427)  (13,876,640) (10,010,824)
          Other assets                                              (131,113)      (21,410)     671,601
          Other liabilities                                          (17,476)        6,093     (412,478)

   Net cash provided by operating activitities                       676,161     6,382,682    5,981,607

   Cash flows provided by (used for) investing activities:
      Proceeds from investments sold/matured                       3,559,461        70,022      471,238
      Purchases of investments                                      (347,971)   (2,367,149)  (2,276,930)
      Purchase of depreciable assets                                (751,534)   (1,079,278)    (477,992)

      Net cash provided by (used for) investing activitities       2,459,956    (3,376,405)  (2,283,684)

   Cash flows provided by (used for) financing activities:
      Cash dividends paid                                         (3,166,188)   (3,163,880)  (4,281,405)
      Stock options exercised                                         67,342       169,265      626,022
      Net proceeds from (purchase) sale of treasury stock            (26,534)      (18,952)     (63,769)
      Net cash used for financing activitities                    (3,125,380)   (3,013,567)  (3,719,152)

   Net increase (decrease) in cash                                    10,737        (7,290)     (21,229)

   Cash, beginning of year                                             3,171        10,461       31,690

   Cash, end of year                                               $  13,098   $     3,171  $    10,461

Cash paid during the year for:
      Income taxes                                                 $ 337,110   $   333,917  $   175,400
      Interest                                                          -            4,190         -


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

                                                                                                 SCHEDULE III
                                                       CAPITOL TRANSAMERICA CORPORATION
                                                      SUPPLEMENTARY INSURANCE INFORMATION


                                    December 31,
                     Deferred       Future Policy
                      Policy        Benefits, Losses,               Other
                     Acquisition    Claims, and       Unearned    Policyholder
   Segment            Costs         Loss Expense      Premiums      Funds
1999:
Property-casualty
  insurance          $12,644,189     $77,256,192     $39,454,257    $   -

1998:
Property-casualty
  insurance          $13,524,777     $78,504,050     $41,541,432    $   -

1997:
Property-casualty
  insurance          $14,186,941     $71,472,338     $47,411,849    $   -
                                        Year ended December 31
                                                              Benefits,     Amortization of
                                                  Net      Claims, Losses,  Deferred Policy     Other
                                   Premium    Investment   and Settlement    Acquisition      Operating   Premiums
Segment                            Revenue      Income        Expenses          Costs          Expenses    Written
1999:
Property-casualty
     insurance                  $82,841,104  $ 9,136,244  $45,300,841     $28,325,677       $ 1,398,483   $86,002,801

1998:
Property-casualty
     insurance                  $88,629,476  $ 9,119,936  $52,377,114     $27,833,262       $ 1,461,640   $87,929,152

1997:
Property-casualty
     insurance                  $87,451,620  $ 8,580,713  $61,128,402     $26,141,226       $ 1,337,792   $99,507,846


                                                                     SCHEDULE IV

                                  CAPITOL TRANSAMERICA CORPORATION
                                            REINSURANCE
                      For The Years Ended December 31, l999, l998 and l997
                                                                Assumed                               Percentage
                                      Direct     Ceded to        From         Assumed                 of Amount
                                     Premiums      Other         Other         From         Net       Assumed
                                     Written     Companies     Companies     Affiliates    Amount     To Net
December 31, 1999
Premiums Written:
   Accident and Health insurance   $   289,728  $  1,493,857 $1,493,857    $     -      $   289,728   515.6%

   Property & casualty and
    fidelity & surety insurance     84,170,353  $  4,315,567 $   48,862    $     -      $79,903,648     0.1%

   Total premiums written          $84,460,081  $  5,809,424 $1,542,719    $        0   $80,193,376     1.9%


December 31, 1998
Premiums Written:
   Accident and Health insurance   $   288,332  $ 1,596,313  $  270,803    $1,325,510   $   288,332   553.6%

   Property & casualty and
    fidelity & surety insurance     86,041,340    3,556,866       3,167          -       82,487,641     0.0%

   Total premiums written          $86,329,672  $ 5,153,179  $  273,970    $1,325,510   $82,775,973     1.9%


December 31, 1997
Premiums Written:
   Accident and Health insurance   $   273,106  $ 4,817,208  $2,406,951    $2,410,257   $   273,106  1763.9%

   Property & casualty and
    fidelity & surety insurance     94,417,533    3,125,843        -             -       91,291,690       -

   Total premiums written          $94,690,639  $ 7,943,051  $2,406,951    $2,410,257   $91,564,796     5.3%

                                                                      SCHEDULE VI

                                CAPITOL TRANSAMERICA CORPORATION
                                     SUPPLEMENTAL INFORMATION
                       CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                         December 31, l999
                                                            As of December 31,
BALANCE SHEET DATA:                                       1999            1998
Deferred insurance acquisition costs                   $12,644,189     $13,524,777

Outstanding loss and loss adjustment expense reserves   77,256,192      78,504,050

Discount deducted from reserves                              -               -

Unearned premiums                                      $39,454,257    $41,541,432


INCOME STATEMENT DATA:                               Year Ended December 31,
                                                 1999          1998          1997
Earned premiums                          $82,841,104        $88,629,476   $87,451,620

Net investment income                      9,136,244          9,119,936     8,580,713


Incurred losses and loss adjustment
   expenses related to:

      Current year                       47,749,455          49,862,090    43,042,827
      Prior years                        (2,448,614)          2,515,024    18,085,575

Amortization of deferred policy
   acquisition costs                     28,325,677          27,833,262    26,141,226

Paid claims and claim adjustment
    expenses                             45,325,451          46,405,683    37,488,267

Gross premiums written                  $86,002,801         $87,929,152   $99,507,846