Form 10-Q
period 2000-03-31
CAPITOL TRANSAMERICA CORP
filed 2000-05-15
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
   		                        	Washington, D.C.

                           			    FORM 10-Q

             	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
	                    THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended March 31, 2000  Commission file number: 0-2047

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

                            			   YES  X      NO

Based on the closing average of the high (12 1/4) and low price (12), the ag-gregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2000 was approximately $135,875,636.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                          			At March 31, 2000

                    		 Common Stock, $1.00 Par Value;


               		       Issued:        11,558,166

               		       Outstanding:   11,206,238


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

	     Officers and Directors                        16

   	  Signatures                                    17

   	  Exhibit 1 (Press Release)                  18 - 21


                                  							 CAPITOL TRANSAMERICA CORPORATION
							                                      CONSOLIDATED BALANCE SHEETS


                                                               									    March 31,     December 31,     March 31,
										                                                                   2000           1999            1999
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $38,138, $39,428
	        and $46,285, respectively)                                        $    39,580      $    41,624    $     50,162
       State, municipal and political subdivision bonds (amortized
	        cost $78,143,564, $78,855,846 and $71,264,659, respectively)        81,758,869      82,075,148      77,268,888
       Corporate bonds and notes (amortized cost $1,121,747,
	        $1,123,983 and $627,419, respectively)                               1,092,529       1,093,715         603,240
       Equity securities:
       Common stock (cost $128,276,077, $125,913,872 and
	        $116,941,403, respectively)                                        119,475,929     116,656,582     125,422,809
       Nonredeemable preferred stock (cost $5,440,942, $5,725,500
	        and $5,883,941, respectively)                                        4,795,435       5,695,567       7,166,883
       Investment real estate, at cost, net of depreciation                  10,669,674      10,540,426      10,138,901
       Short-term investments, at cost which
   	     approximates fair value                                              3,927,544       1,982,122      11,494,374
	         Total Investments                                                 221,759,560     218,085,184     232,145,257

    Cash                                                                      1,336,084       1,080,435         566,618
    Accrued investment income                                                 1,981,287       1,927,901       1,817,278
    Receivables from agents, insureds and others, less allowance for
	       doubtful accounts of $530,000, $530,000 and $515,000, respectively   16,977,606      14,892,647      16,040,124
    Balances due from reinsurers                                                425,338          71,755       2,382,245
    Funds held by ceding reinsurers                                              40,000          40,000          35,756
    Federal income taxes recoverable                                              -             686,240           -
    Deferred income taxes                                                     4,205,197       4,153,393           -
    Deferred insurance acquisition costs                                     13,064,396      12,644,189      13,853,454
    Prepaid reinsurance premiums                                              1,354,715       1,287,627         803,043
    Due from securities brokers                                                 680,452         639,136       4,419,550
    Other assets                                                              2,747,846       2,114,074       1,865,252
	      Total Assets                                                        $264,572,481    $257,622,581    $273,928,577



							                        CAPITOL TRANSAMERICA CORPORATION
							                          CONSOLIDATED BALANCE SHEETS


                                                             										          March 31,    December 31,       March 31,
										                                                                         2000          1999              1999
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 52,356,662    $ 53,575,780    $ 59,014,448
      Reserve for loss adjustment expenses                                        23,389,541      23,680,412      22,986,838
      Unearned premiums                                                           40,802,756      39,454,257      39,079,570
        Total Policy Liabilities and Accruals                                    116,548,959     116,710,449     121,080,856

    Accounts payable                                                               3,834,071       3,950,898       3,238,492
    Claim Draft Outstanding                                                        2,161 240       1,854,701       2,656,117
    Due to securities brokers                                                        357,083           -           2,152,923
    Balances due to reinsurers                                                     2,061,545       1,541,460       1,610,379
    Accrued premium taxes                                                            316,594         338,863         178,155
    Federal income taxes payable                                                   1,759,336           -           1,404,733
    State income taxes payable                                                        91,197           -              76,097
    Deferred income taxes                                                               -              -           4,220,295
     	  Total Other Liabilities                                                   10,581,066       7,685,922      15,537,191

      	 Total Liabilities                                                        127,130,025     124,396,371     136,618,047


    SHAREHOLDERS' INVESTMENT
    Common stock, $1.00 par value, authorized 15,000,000 shares,
	  issued 11,558,166, 11,538,970 and 11,535,761, respectively                     11,558,166      11,538,970      11,535,761
    Paid-in surplus                                                               22,727,877      22,594,538      22,278,651
    Accumulated other comprehensive income, net of derred taxes
	     of ($2,050,343), ($2,133,595) and $5,511,896, respectively                 (3,807,783)     (3,962,398)     10,236,379
    Retained earnings                                                            108,469,296     103,577,193      93,755,298

    Shareholders' investment before treasury stock                               138,947,556     133,748,303     137,806,089

    Treasury stock, 351,928, 271,071 and 307,196 shares,
	      respectively, at cost                                                     (1,505,100)       (522,093)       (495,559)

	      Total Shareholders' Investment                                           137,442,456     133,226,210     137,310,530

    	  Total Liabilities and Shareholders' Investment                           $264,572,481    $257,622,581    $273,928,577

       Book Value Per Share                                                     $      12.26    $      11.82    $      12.23

       Shares Outstanding                                                         11,206,238      11,267,899      11,228,565

	                                 	 	     CAPITOL TRANSAMERICA CORPORATION
							                                  CONSOLIDATED STATEMENTS OF INCOME
						                               For The Three Months Ended March 31, 2000 and 1999


                                                  										                       2000            1999
    REVENUES
       Premiums earned                                                          $  20,666,549   $  20,511,600
       Net investment income                                                        2,258,601       2,145,330
       Realized investment gains                                                    1,046,508       2,354,246
       Other revenues                                                                  71,404          78,626
        	Total Revenues                                                            24,043,062      25,089,802

    LOSSES AND EXPENSES INCURRED
       Losses incurred                                                              5,928,036       9,766,940
       Loss adjustment expenses incurred                                            1,911,201       1,923,299
       Underwriting, acquisition and
       	  insurance expenses                                                        8,005,872       6,862,781
       Increase in deferred insurance
	         acquisition costs                                                          (420,207)       (328,677)
       Other expenses                                                                 343,877         326,398
        	 Total Losses and Expenses Incurred                                       15,768,779      18,550,741

    Income from operations before
       income taxes                                                                 8,274,283       6,539,061

    Income tax expense (benefit)
       Current                                                                      2,728,463       1,824,610
       Deferred                                                                      (135,059)        189,399
                                                                    										      2,593,404       2,014,009

    Net Income                                                                  $   5,680,879   $   4,525,052


    INCOME PER SHARE - BASIC                                                    $        0.50   $        0.40


    Weighted Average Number of Shares Outstanding - Basic                          11,257,512      11,216,162


    INCOME PER SHARE - DILUTED                                                  $        0.50   $        0.40


    Weighted Average Number of Shares Outstanding - Diluted                        11,295,233      11,259,274



                                   									 5
						                	   CAPITOL TRANSAMERICA CORPORATION
						            CONSOLIDATED STATEMENTS OF SHAREHOLDERS INVESTMENT



                                      						  Common                                    Accumulated
						                                         Stock                                        Other
						                                      (Par Value    Paid-In       Comprehensive Comprehensive   Retained     Treasury
						                                        $1.00)      Surplus       Income (Loss) Income (Loss)   Earnings       Stock
Balance, January 1, 1998                   $11,502,520   $21,832,206   $     -       $32,676,572   $73,732,118  $  (401,275)
 Comprehensive Income
    Net income                                  -             -          19,423,913        -        19,423,913         -
    Other comprehensive loss
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes    -             -          (6,078,237)       -             -             -
    Less: reclassification adjustment, net of
	  tax of $4,619,349, for gain included
	         in net income                         -             -          (8,578,790)       -             -             -
    Other comprehensive loss                    -             -         (14,657,027) (14,657,027)        -             -
 Comprehensive income                           -             -           4,766,886        -             -             -
 Stock options exercised                        26,856       142,409         -             -             -          (18,952)
 Purchases and sales of treasury stock, net     -            271,751         -             -             -          (75,332)
 Cash dividends declared                        -             -              -             -        (3,139,786)        -
Balance, December 31, 1998                 $11,529,376    $22,246,366  $     -       $18,019,545   $90,016,245  $  (495,559)
 Comprehensive income (loss)
    Net income                                  -             -          16,712,463        -        16,712,463         -
    Other comprehensive loss
    Unrealized depreciation on available-for
      sale securities, net of deferred taxes    -             -         (16,662,277)       -             -             -
    Less: reclassification adjustment, net of
	  tax of $2,864,435 for gain included
	         in net income                         -             -          (5,319,666)       -             -             -
    Other comprehensive loss                    -             -         (21,981,943) (21,981,943)        -             -
 Comprehensive loss                             -             -          (5,269,480)       -             -             -
 Stock options exercised                        9,594        57,748         -             -             -          (26,534)
 Purchase and sales of treasury stock, net      -            290,424         -             -             -             -
 Cash dividends declared                        -             -              -             -        (3,151,515)        -
Balance, December 31, 1999                $11,538,970   $22,594,538   $     -       $(3,962,398) $103,577,193  $  (522,093)
 Comprehensive income
    Net income                                  -             -           5,680,879        -         5,680,879         -
    Other comprehensive income
    Unrealized appreciation on available-for
      sale securities, net of deferred taxes    -             -             834,845        -             -             -
    Less: reclassification adjustment, net of
	  tax of $366,278, for gain included
	         in net income                         -             -            (680,230)       -             -             -
    Other comprehensive income                  -             -             154,615      154,615         -             -
 Comprehensive income                           -             -           5,835,494        -             -             -

 Stock options exercised                        19,196       133,339         -             -             -          (76,250)
 Purchases and sales of treasury stock, net     -             -              -             -             -         (906,757)
 Cash dividend declared                         -             -              -             -          (788,776)        -
Balance, March 31, 2000                    $11,558,166   $22,727,877   $     -      $(3,807,783)  $108,469,296  $(1,505,100)

                         								  CAPITOL TRANSAMERICA CORPORATION
							                          CONSOLIDATED STATEMENTS OF CASH FLOWS


         									                                                       March 31,      December 31,     March 31,
                                                                        2000             1999            1999
    Cash flows provided by operating activities:
  Net Income                                                        $ 5,680,879      $ 16,712,463    $  4,525,052

	     Adjustments to reconcile net income to net cash
	       provided by operating activities:
	         Depreciation                                                  270,830         1,161,702         254,194
	         Realized investment gains                                  (1,046,508)       (8,184,101)     (2,354,246)
	         Change in:
		            Deferred insurance acquisition costs                     (420,207)          880,588        (328,677)
		            Unearned premiums                                       1,348,499        (2,087,175)     (2,461,862)
		            Allowance for doubtful accounts receivable from agents       -               30,000          15,000
		            Accrued investment income                                 (53,386)         (248,903)       (138,280)
		            Receivables from agents, insureds and others           (2,084,959)        2,294,999       1,162,522
		            Balances due to/from reinsurers                           153,792           317,498         575,235
		            Reinsurance recoverable on paid and unpaid losses          12,710         1,026,426      (1,472,882)
		            Funds held by ceding reinsurers                              -               (4,244)           -
		            Income taxes payable/recoverable                        2,536,773          (635,702)      1,531,368
		            Deferred income taxes                                    (135,056)         (538,796)        189,399
		            Due to/from securities brokers                            315,767           763,512        (863,979)
		            Prepaid reinsurance premiums                              (67,088)         (560,553)        (75,969)
		            Other assets                                             (677,371)          332,788         (85,247)
		            Reserve for losses and loss adjustment expenses        (1,509,989)       (1,247,858)      3,497,236
		            Accounts payable                                          189,712          (371,947)       (282,937)
		            Accrued premium taxes                                     (22,269)          101,692         (59,016)
                 			  Net cash provided by operating activities       4,492,129         9,076,813       3,626,911

    Cash flows provided by (used for) investing activities:
   	 Proceeds from sales of available-for-sale investments            2,599,193        29,718,246       6,703,954
	    Purchases of available-for-sale investments                     (6,815,685)      (44,377,254)    (13,116,561)
	    Maturities of available-for-sale investments                     1,724,072         8,690,009       2,703,969
	    Purchase of depreciable assets                                    (124,812)         (751,534)       (148,764)
                 			  Net cash used for investing activities         (2,617,232)       (6,720,533)     (3,857,402)

    Cash flows provided by (used for) financing activities:
     Cash dividends paid                                               (788,776)       (3,151,515)       (785,999)
	    Stock options exercised                                             76,285            40,808          38,670
	    Net proceeds from sale of treasury stock                          (906,757)          290,424            -
			                   Net cash used for financing activities         (1,619,248)       (2,820,283)       (747,329)

   	 Net increase (decrease) in cash                                    255,649          (464,003)       (977,820)
	    Cash, beginning of period                                        1,080,435         1,544,438       1,544,438
   	 Cash, end of period                                            $ 1,336,084      $  1,080,435    $    566,618

    Cash paid during the year for:
   	 Income taxes                                                   $ 1,713,260      $  8,611,726    $    858,200



                   	   CAPITOL TRANSAMERICA CORPORATION
		                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				                             March 31, 2000

   (1)   Basis of Presentation
       	 The condensed financial statements included herein of Capitol
	        Transamerica Corporation (the "Company"), other than the Consolidated
	        Balance Sheet as of December 31, 1999, and the Consolidated Statement
	        of Cash Flows as of December 31, 1999, have been prepared by the Compa-
	        ny without audit, pursuant to the rules and regulations of the
	        Securities & Exchange Commission. Certain information and footnote dis-
	        closures normally included in financial statements prepared in accor-
	        dance with generally accepted accounting principles have been condensed
	        or omitted pursuant to such rules and regulations.

	        Although the Company believes the disclosures are adequate to make the
	        information presented not misleading, it is suggested that these con-
	        densed financial statements be read in conjunction with the financial
	        statements and the notes thereto included in the Company's 1999 annual
	        report on Form 10-K.


   (2)   Income Per Share
       	 Basic income per share is computed by dividing net income by the
	        weighted average number of shares of stock outstanding during the
	        period.  Diluted income per share is computed by dividing net income
	        by the weighted-average number of shares of common stock and common
	        stock equivalents from options outstanding.  The following table sets
	        forth the computation of basic and diluted EPS:




 							                                                        March 31,      Dec. 31,     March 31,
	                                                          							2000           1999         1999
   Numerator:
      Consolidated net income                                $ 5,680,879    $16,712,463  $ 4,525,052
   Denominator:
   Denominator for basic EPS-weighted average shares          11,257,512     11,252,358   11,216,162
      Effect of dilutive securities- employee stock options       37,721         44,931       43,112
   Denominator for diluted EPS                                11,295,233     11,297,289   11,259,274


   (3)   Comprehensive Income
       	 Comprehensive income (loss) is defined as net income plus or minus
	        other comprehensive income (loss), which for the Company, under
	        existing accounting standards, includes unrealized gains and losses,
	        net of income tax effects, on certain investments in debt and equity
	        securities.  Comprehensive income (loss) is reported by the Company
	        in the consolidated statements of shareholders' investment and
	        comprehensive income (loss).

   (4)   Income Taxes
       	 Deferred income taxes reflect the net tax effects of temporary differ-
	        ences between the carrying amounts of assets and liabilities for finan-
	        cial statement purposes and the amounts used for income taxes.

   (5)   Common Stock Options
       	 There were 19,196 options exercised during the three months ended March
       	 31, 2000 and there were 6,385 options exercised during the three
	        months ended March 31, 1999. For further information regarding stock
	        options, refer to Note 6 of Notes to Consolidated Financial Statements
	        included in the Company's 1999 annual report.

   (6)   Dividends
       	 2000
	        On February 18, 2000 a cash dividend of $.07 per share was declared to
	        shareholders of record March 10, 2000 and paid March 23, 2000 in the amount of $788,776.

       	 1999
	        On October 20, 1999 a cash dividend of $.07 per share was declared to
	        shareholders of record December 9, 1999 and paid December 23, 1999 in the amount of $788,560.

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

   (7)   Investments
         Fixed maturities and equity securities are classified as available-for-
 	       sale and, accordingly, are carried at fair value, with unrealized gains
	        and losses reported as a separate component of shareholders' investment
	        net of taxes. The cost of fixed maturities is adjusted for amortization
       	 of premiums and accretion of discounts to maturity. Fixed matur-
	        ities and equity securities deemed to have declines in value that
	        are other than temporary are written down through the statement of
	        income to carrying values equal to their estimated fair values.

       	 Investment real estate is carried at cost net of accumulated deprecia-
	        tion of $1,274,060, $1,173,643 and $873,885 as of March 31, 2000,
	        December 31, 1999 and March 31, 1999, respectively.  The real estate is depreciated over the estimated useful life of the asset.

       	 Cost of investments sold is determined under the specific identifica-tion method.

   (8)   Contingent Liabilities
       	 The Company is a defendant in certain lawsuits involving complaints
	        which demand damages and recoveries for claims and losses allegedly
	        related to risks insured by the Company. In the opinion of management,
	        such lawsuits are routine in that they result from the ordinary course
	        of business in the insurance industry. The reserve for losses includes
	        management's estimates of the probable ultimate cost of settling all
	        losses involving lawsuits.

   (9)   Industry Segment Disclosures
       	 Effective January 1, 1998, the Company adopted the Financial Accounting
	        Standards Board's Statement of Financial Standards No. 131, "Disclo-
	        sures about Segments of an Enterprise and Related Information.  "The
	        adoption of SFAS No. 131 did not affect results of operations or
	        financial position, but did affect the disclosures of segment inform-
	        ation.

       	 The Company has three business segments, which are segregated based on
	        the types of products and services provided.  The segments are
	        (1) property and casualty, (2) fidelity and surety, and (3) discon-
	        tinued reinsurance assumed operations.  These segments constitute 100%
	        of the operations of the Company.  Data for each segment as required
	        for interim reporting follows:



                                               							     Three Months Ended
						                                         March 31,      March 31,      March 31,
                                     						       2000           1999           1998
	   Total Revenues:
	      Property & Casualty                  $17,195,635    $17,215,139    $17,253,335
	      Fidelity & Surety                      4,754,952      4,840,719      5,992,016
	      Reinsurance Assumed                      152,475        171,186        110,136
       		  Totals:                          $22,103,062    $22,227,044    $23,355,487

	   Before-tax Profit (Loss):
	      Property & Casualty                  $ 2,982,772    $ 4,684,629    $ 4,215,351
	      Fidelity & Surety                      2,044,964     (1,078,525)    (1,063,317)
	      Reinsurance Assumed                    1,023,635        139,475         42,152
       		  Totals:                          $ 6,051,371    $ 3,745,579    $ 3,194,186

	   Reconcillation to Consolidated GAAP:
	      Capital and Surplus                  $ 1,821,154    $ 2,327,809    $ 1,718,987
	      Inter-company adjustments                401,758        465,673       (232,909)
	   Consolidated net income before tax:     $ 8,274,283    $ 6,539,061    $ 4,680,264


   There has been no material change in the allocation of assets among the segments, and there has been no change in the method of measurement for the results of the segment operations.



      	 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		                      	AND RESULTS OF OPERATIONS

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 37 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 75% of the business written while the fidelity-surety segment accounts for approximately 25% of the Company's business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by inade-quate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims which, in turn, are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a considerable reduction in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be of concern to the Company and the property casualty insurance industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview, management believes that the property-casualty insurance industry is in a downward cycle. However, due to a combination of increased marketing efforts and the re-underwriting of the Company's book of business undertaken in 1998 and 1999, the Company's operating results in the first quarter of 2000 were quite favorable. Gross premiums written increased $4.0 million or 20.8% this year compared with the first quarter of 1999, and the Company's combined ratio continued its downward trend to a level more typical of Capitol Transamerica's history. Management is confident that the return to solid underwriting standards and increased profitability of the Company's core operations will provide a foundation for increasing shareholder value.

For the three months ended March 31, 2000 gross premiums written totaled $23,364,959 compared to $19,335,808 for the same period last year. Net premiums followed suit, increasing from $17,973,769 in the first quarter of 1999 to $21,947,960 in 2000, an increase of 22.1%.


Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro-rata unearned portion of premiums written. Net premiums earned totaled $20,666,549 for the first quarter of 2000 compared to $82,841,104 for the year 1999 and $20,511,600 for the first quarter of 1999. The unearned premium reserve was $40,802,756, $39,454,257 and $39,079,570 at each period end.

                              				  March 31,    December 31,   March 31,
				                                  2000          1999          1999
     Gross Premiums Written       $23,364,959   $86,002,801   $19,335,808
     Reinsurance Ceded              1,416,999     5,809,425     1,362,039
     Net Premiums Written         $21,947,960   $80,193,376   $17,973,769
     Net Premiums Earned          $20,666,549   $82,841,104   $20,511,600
     Net Unearned Premium Reserve $40,802,756   $39,454,257   $39,079,570

The Companys underwriting results can be measured by reference to the combined loss and espense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while under-writing expenses are stated as a ratio of net premiums written. The combined ratios were as follows:


                                         						 March 31,      December 31,      March 31,
Insurance Operating Ratios (Statutory Basis):     2000            1999             1999
	  Losses and Loss Adjustment Expenses       38.1%           54.9%            57.2%
	  Underwriting Expenses                     37.3%           37.0%            39.4%
	  Combined Ratios                           75.4%           91.9%            96.6%


The re-underwriting of the book of business has led to a sharp decline in the loss and loss adjustment expense ratio.  The Company's combined ratio continues to compare very favorably to the industry average, which was 110.1% for the year of 1999.


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

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or accretion of disount. Dividends on equity securities are recorded as income on ex-dividend dates.

                                  		  			March 31,          December 31,          March 31,
Investments:                                2000                1999                 1999
     Invested Assets                    $ 221,759,560       $ 218,085,184       $ 232,145,257
     Net Investment Income                  2,258,601           9,136,244           2,145,330
     Percent of Return to
       Average Carrying Value                   4.1%                4.2%                4.0%
     Realized Gains                         1,046,508           8,184,101           2,354,246
     Change in Unrealized Gains         $     154,615       $ (21,981,943)      $  (7,783,166)

The net unrealized gain of $154,615 for the first quarter of 2000 was comprised of a $275,595 unrealized gain on fixed maturities and a $102,980 unrealized loss on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions provide an even greater opportunity to invest and build shareholder value over the long term.

Net investment income in the three months of 2000 increased $113,271 over the same period last year, an increase of 5.3%. The Company holds a larger per-centage of equity investments than is typical for the property-casualty in-dustry, which leads to a comparatively low rate of return on invested assets.

INCOME TAXES

Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal in-come taxes arise from timing differences between the recognition of income de-termined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums, and discounting of claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses.

LOSS RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for losses and loss adjustment expenses were $75,746,203 as of March 31, 2000 compared with $82,001,286 as of March 31, 1999. This decrease is a reflection of the more favorable loss development trend the Company has experienced in 1999 and the first quarter of 2000. Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (83.8%, 84.7% and 84.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

In prior years the Company discussed the nature and progress of its plans to become year 2000 ready. In 1999 the Company completed its remediation and testing of systems. As a result of the planning and implementation efforts, the Company experienced no significant disruptions in mission critical inform-ation technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change.

The Company expensed approximately $90,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its agents and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

SAFE HARBOR STATEMENT

Some of the statements in this report, as well as statements by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change in circumstances, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.


        							  INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
						    Statutory Basis as Reported to State Regulatory Authorities
						        March 31, 2000, December 31, 1999 and March 31, 1999

    CAPITOL INDEMNITY CORPORATION                            March 31,           December 31,     March 31,
    Balance Sheets                                              2000                 1999            1999
    ASSETS
    Cash and Invested Assets                       $        209,446,195         $204,375,352    $212,626,781
    Other Assets                                             21,189,410           16,790,134      20,706,919
    Total Assets                                   $        230,635,605         $221,165,486    $223,333,700
    LIABILITIES
    Reserve for Losses and Loss Expenses           $         75,869,736         $ 77,044,646    $ 79,136,295
    Unearned Premiums                                        39,448,041           38,166,630      38,276,527
    Other Liabilities                                        17,951,475           14,383,974      19,580,076
    Total Liabilities                                       133,269,252          129,595,250     136,992,898
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     97,366,353           91,570,236      96,340,802
    Total Liabilities and Capital                  $        230,635,605         $221,165,486    $233,333,700

    Statements of Income
    Premiums Earned                                $         20,666,549         $ 82,841,104    $ 20,511,600
    Underwriting Deductions                                  16,230,101           75,368,177      18,957,838
    Net Underwriting Gain                                     4,436,448            7,472,927       1,553,762
    Investment Income Including Sales                         3,183,552           15,876,984       4,297,147
    Other Income                                                 74,115              247,184          78,985
    Dividends to Policyholders                                   -                   363,074          -
    Income Tax Expense                                        2,551,857            6,927,999       1,669,407
    Net Income                                     $          5,142,258         $ 16,306,022    $  4,260,487


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          4,309,467         $  4,648,359    $  5,506,271
    Other Assets                                                185,595              224,846         482,834
    Total Assets                                   $          4,495,062         $  4,873,205    $  5,989,105
    LIABILITIES
    Reserve for Losses and Loss Expenses           $             -              $     -         $    367,612
    Unearned Premiums                                            -                    -               -
    Other Liabilities                                             7,712                7,711           8,610
    Total Liabilities                                             7,712                7,711         376,222
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      4,487,350            4,865,494       5,612,883
    Total Liabilities and Capital                  $          4,495,062         $  4,873,205    $  5,989,105

    Statements of Income
    Premiums Earned                                $              -             $       -       $      -
    Underwriting Deductions                                       2,615                6,659           5,265
    Net Underwriting (Loss) Gain                                 (2,615)              (6,659)         (5,265)
    Investment Income Including Sales                            71,322              950,853          68,293
    Other Income                                                 -                    -               -
    Income Tax Expense                                            7,714              255,061           2,311
    Net Income                                     $             60,993         $    689,133    $     60,717

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


     Item 2.   Changes in Securities
                            			 NONE

     Item 3.   Defaults Upon Senior Securities
                            			 NONE

     Item 4.   Submission of Matters to a Vote of Security Holders

       	       Reference is made to the Notice of Annual Meeting of
	              Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 15, 2000, both of which are dated April 7, 2000 and previously
       	       filed with the Securities and Exchange Commission
	              and are incorporated herein as an exhibit by reference.

     Item 5.   Other Information
                            		 NONE

     Item 6.   Exhibits and Reports on Form 8-K
                           			 NONE




                    		CAPITOL TRANSAMERICA CORPORATION
                                 Subsidiaries
		                        Capitol Indemnity Corporation
                   Capitol Specialty Insurance Corporation
	                        Capitol Facilities Corporation


                    		       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Principal
      Capitol Transamerica Corporation        Southwestern Financial Services
      Deforest, Wisconsin                     Madison, Wisconsin

     Larry Burcalow                          Reinhart H. Postweiler
      Owner and President                     Retired-formerly with
      Yahara Materials, Inc.                  Flad Affiliated Corp.
      Middleton, Wisconsin                    Madison, Wisconsin

     George A. Fait                          Kenneth P. Urso
      Chairman of the Board                   Owner and Operator
      and President                           Urso and Associates, LLC
      Capitol Transamerica Corporation        Middleton, Wisconsin
      Madison, Wisconson




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



                      			 CAPITOL TRANSAMERICA CORPORATION






                                     			 George A. Fait
		                                       Chairman of the Board and President



                                      		 Paul J. Breitnauer
			                                      Vice President and Treasurer




Date:     May 5, 2000




                           			     EXHIBIT I

                      		CAPITOL TRANSAMERICA CORPORATION


         FOR IMMEDIATE RELEASE              Contact:  Paul J. Breitnauer
					                                       Phone (608) 232-0402

             	      CAPITOL TRANSAMERICA CORPORATION REPORTS
	                    21% INCREASE IN FIRST QUARTER PREMIUMS

	Madison, Wisconsin, May 2, 2000- Capitol Transamerica Corporation (Nasdaq:
CATA) announced first quarter earnings of $5.7 million or $0.50 per diluted share compared to $4.5 milliion or $0.39 per diluted share for the first quar-
ter of 1999, an increase of 25.5%. The increase was due to a very favorable trend in underwriting income, which increased from $2.0 million for the first quarter of 1999 to $4.9 million for the same period this year. Earnings in the first quarter included $680,000 of after-tax realized investment gains compared with $1.5 million for the first quarter of 1999. Excluding after-tax realized investment gains, earnings for the first quarter of 2000 were $0.44 per diluted share compared to $0.27 per diluted share in 1999. Unless otherwise stated, all per share amounts are presented on a diluted basis.
	The company's statutory combined loss and expense ratio through the first quarter of 2000 was 75.4%, down from 91.9% for the year 1999 and 96.6% for the first quarter of 1999. The company's combined ratio compares most favorably with the commercial property and casualty industry average, which was 110.1%
for the year 1999.
     Gross premiums written for the quarter were $23.4 million, a 20.8% increase over the $19.3 million written in the first quarter last year. Net premiums written followed suit, increasing 22.1% from $18.0 million in the first quarter of 1999 to $21.9 million in the first quarter this year. The increase in premiums is due to increased marketing effots, the introduction of innovative new coverages and programs and increased rates on certain lines of the property and casualty business.
	Net investment income reached $2.3 million through the first three months of 2000 compared to $2.1 million for the same period last year, a 5.3% increase.
Cash and invested assets increased in the first quarter of the year, reaching
$223.1 million compared to $219.2 million at December 31, 1999. Beginning in the fourth quarter of 1999 a larger percentage of the investment portfolio has been directed to acquisition of municipal bonds. The company's investment portfolio should begin to respond to this shift in investment philosophy. The unrealized loss decreased from $4.0 million at December 31, 1999 to $3.8 million at March
31, 2000.
	Shareholders' equity resumed the upward trend that has been typical for the company since its founding 40 years ago, increasing from $133.2 million
($11.82 per share) at December 31, 1999 to $137.4 million ($12.26 per share) at
March 31, 2000, an increase of 3.2%. Shareholders' equity has increased at a compound annual growth rate of approximately 17.5% over the past ten years. The company continued its regular quarterly dividend policy of $.07 per share in the first quarter of 2000.
	Commenting on the results, George A. Fait, Chairman, state that "We are very pleased to report positive results from both an underwriting and shareholder in-
vestment standpoint. The resumption of prudent underwriting standards combined with increased marketing efforts has provided significant underwriting gains for the first quarter of this year and will provide the foundation for increasing shareholder value in the future. The shift in investment strategy has also begun to pay off, which when combined with the profitability of our core operations has led to an increase in shareholder equity. Management is optimistic that these positive trends will continue through the year 2000 and beyond."
     Capitol Transamerica Corporation is an insurance holding company operating a national insurance business writing specialty lines of commercial property and casualty policies as well as fidelity and surety coverages through its sub-
sidiary insurance companies Capitol Indemnity Corporation and Capitol Specialty
Insurance Corporation. A third subsidiary, Capitol Facilities Corporation, pro-
vides premium financing for the insurance companies.
     The Capitol Transamerica Group operates in 37 states and is rated A+
(Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. The company's website can be found at www.captrans.com.
     Capitol Transamerica Corporation, with 11.2 million shares outstanding, is traded on the National Over-the-Counter Stock Market under the symbol CATA.

                       		   SAFE HARBOR STATEMENT
	Some of the statements in this news release, as well as statements by the company in periodic press releases and oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Pri-vate Securities Litigation Reform act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change and circumstances, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future re-sults, performance or achievements expressed or implied by the forward-looking statements.

	                     		 FINANCIAL HIGHLIGHTS FOLLOW

                  			  CAPITOL TRANSAMERICA CORPORATION
			                        SELECTED FINANCIAL DATA
			                    (in thousands, except per share)

              		     CONSOLIDATED STATEMENTS OF OPERATIONS
						                                          Three months ended March 31,
						                                          2000                    1999
    REVENUES
     Gross premiums written                  $ 23,365                $ 19,336
     Net premiums written                      21,948                  17,974
     Net premiums earned                     $ 20,667                $ 20,512

    EXPENSES
     Claims and claim expenses                  7,839                  11,690
     Other underwriting expenses                7,930                   6,861
       	Total Losses and Expenses Incurred     15,769                  18,551

     Underwriting income                        4,898                   1,961

     Investment income                          2,259                   2,145
     Realized investment gains                  1,046                   2,354
     Other income                                  71                      79
      Income from operations before income tax  8,274                   6,539

     Income tax expense                         2,593                   2,014

       	    NET INCOME                       $  5,681                $  4,525

    EARNINGS PER SHARE- BASIC                $   0.50                $   0.40
    EARNINGS PER SHARE- DILUTED              $   0.50                $   0.39

             COMPARATIVE FINANCIAL HIGHLIGHTS- Three Months Ended March 31,

                           				       2000          1999            1998           1997          1996
Per Share Information
  Income per share- diluted      $     0.50    $     0.39    $     0.31     $     0.18      $     0.30
  Consolidated net income        $    5,681    $    4,525    $    3,461     $    2,040      $    3,280
  Weighted average number
   of shares outstanding-diluted     11,295        11,259        11,264         11,251          11,058
  Book value per share           $    12.26    $    12.23    $    13.13     $    10.28      $     8.56
  Shareholders' investment       $  137,442    $  137,311    $  147,105     $  114,669      $   94,811
  Dividends paid                 $      793    $      792    $      790     $    1,911      $    1,476
Company Statistics:
  Gross premiums written         $   23,365    $   19,336    $   21,675     $   20,287      $   18,877
  Net investment income          $    2,259    $    2,145    $    2,296     $    2,147      $    1,710
  Cash and invested assets       $  223,096    $  232,712    $  254,056     $  189,338      $  151,217
  Total assets                   $  264,572    $  273,929    $  293,890     $  226,628      $  180,339
Insurance Operating Ratios,
Statutory Basis:
  Loss and loss adjustment expenses:  38.1%         57.2%         59.0%          61.4%           49.9%
  Underwriting expenses               37.3%         39.4%         34.6%          36.7%           34.5%
  Combined ratios                     75.4%         96.6%         93.6%          98.1%           84.4%


                      			  CAPITOL TRANSAMERICA CORPORATION
	                               SELECTED FINANCIAL DATA

                            				    BALANCE SHEETS
			                         (in thousands, except per share)
					      	                                            March 31,        March 31
						                                                    2000             1999
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $38, and
      $46, respectively)                             $     40         $     50
     State and municipal bonds (cost $78,144,
      and $71,265, respectively)                       81,759           77,269
     Corporate bonds (cost $1,122, and
      $627, respectively)                               1,092              603
     Common stock (cost $128,276 and
      $116,941, respectively)                         119,476          125,423
     Preferred stock (cost $5,441, and
      $5,884, respectively)                             4,795            7,167
    Investment real estate                             10,670           10,139
    Short-term investments                              3,928           11,494
     Total Investments                                221,760          232,145

   Cash                                                 1,336              567
   Receivables                                         24,270           24,659
   Other assets                                        17,206           16,558

     TOTAL ASSETS                                    $264,572         $273,929


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 75,746         $ 82,001
   Unearned premiums                                   40,803           39,080
   Other liabilities                                   10,581           15,537

     TOTAL LIABILITIES                               $127,130         $136,618


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,558 and
      11,536 shares, respectively                    $ 11,558         $ 11,536
   Paid-in surplus                                     22,728           22,279
   Accumulated other comprehensive (loss)
      income, net of deferred taxes of
      ($2,050) and $5,512, respectively                (3,808)          10,236
   Retained earnings                                  108,469           93,755
   Less treasury stock, 352 and 307 shares,
      respectively, at cost                            (1,505)            (495)

     TOTAL SHAREHOLDERS' EQUITY                       137,442          137,311

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $264,572         $273,929


SHAREHOLDERS' EQUITY PER SHARE                       $  12.26         $  12.23
SHARES OUTSTANDING                                     11,206           11,229
