Form 10-Q
period 2000-06-30
CAPITOL TRANSAMERICA CORP
filed 2000-08-15
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.

                            FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2000  Commission file number: 0-2047

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

                           YES  X      NO

Based on the closing average of the high (11 13/16) and low price (11 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2000 was approximately $129,174,726.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                        At June 30, 2000

                 Common Stock, $1.00 Par Value;


                       Issued:        11,558,166

                       Outstanding:   11,082,014


                        Total Pages:   21


               Securities and Exchange Commission

                     Washington, D.C.  20549

                            Form 10-Q


                             Part I


     Financial Information                             Page

          Consolidated Financial Statements           3 - 7

          Notes to Consolidated Financial Statements  8 - 9

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                10 - 12

          Condensed Statutory Financial
            Statements of Insurance Subsidiaries        13


                             Part II

     Other Information

          Other Disclosures                             15

          Officers and Directors                        16

          Signatures                                    17

          Exhibit 1 (Press Release)                  18 - 21


                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                               June 30,     December 31,     June 30,
                                                                                 2000           1999            1999
    ASSETS
    Investments:
      Available-for-sale investment securities, at fair value
       U.S. Government bonds (amortized cost $36,729, $39,428
         and $42,020, respectively)                                        $     38,158    $     41,624    $     45,297
       State, municipal and political subdivision bonds (amortized
         cost $77,472,800, $78,855,846 and $73,514,131, respectively)        80,912,733      82,075,148      78,690,577
       Corporate bonds and notes (amortized cost $1,119,485,
         $1,123,983 and $878,383, respectively)                               1,091,332       1,093,715         849,020
       Equity securities:
       Common stock (cost $125,727,134, $125,913,872 and
          $121,537,302, respectively)                                       114,456,520     116,656,582     137,043,056
       Nonredeemable preferred stock (cost $5,809,582, $5,725,500
          and $6,183,941, respectively)                                       5,006,663       5,695,567       7,520,735
       Investment real estate, at cost, net of depreciation                  10,800,128      10,540,426      10,282,768
       Short-term investments, at cost which
          approximates fair value                                             2,398,329       1,982,122       3,950,315
              Total Investments                                             214,703,863     218,085,184     238,381,768

    Cash                                                                      1,121,753       1,080,435       1,128,175
    Accrued investment income                                                 1,834,048       1,927,901       1,663,726
    Receivables from agents, insureds and others, (less allowance for
         doubtful accounts of $530,000 for each period)                      20,393,815      14,892,647      19,424,051
    Balances due from reinsurers                                              1,303,352          71,755       2,479,652
    Funds held by ceding reinsurers                                              40,000          40,000          35,756
    Federal Income taxes recoverable                                               -            686,240            -
    Deferred income taxes                                                     4,973,709       4,153,393            -
    Deferred insurance acquisition costs                                     14,060,118      12,644,189      14,115,040
    Prepaid reinsurance premiums                                              1,558,020       1,287,627       1,047,296
    Due from securities brokers                                               6,989,479         639,136       4,218,511
    Other assets                                                              3,044,207       2,114,074       2,234,599
              Total Assets                                                 $270,022,364    $257,622,581    $284,728,574



                                                         CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,    December 31,       June 30,
                                                                                     2000         1999              1999
    LIABILITIES
    Policy liabilities and accruals:
      Reserve for losses                                                        $ 54,279,583    $ 53,575,780    $ 54,619,303
      Reserve for loss adjustment expenses                                        23,578,052      23,680,412      23,120,951
      Unearned premiums                                                           45,540,141      39,454,257      42,363,069
         Total Policy Liabilities and Accruals                                   123,397,776     116,710,449     120,103,323

    Accounts payable                                                               3,380,360       3,950,898       3,212,105
    Claim drafts outstanding                                                       3,766,846       1,854,701       3,002,366
    Due to securities brokers                                                        201,633            -          1,009,992
    Balances due to reinsurers                                                     1,642,391       1,541,460       1,513,791
    Accrued premium taxes                                                            441,924         338,863         225,008
    Federal income taxes payable                                                     343,036            -          1,501,747
    State income taxes payable                                                        48,681            -            119,313
    Deferred income taxes                                                               -               -          6,414,103
         Total Other Liabilities                                                   9,824,871       7,685,922      16,998,425

         Total Liabilities                                                       133,222,647     124,396,371     137,101,748


    SHAREHOLDERS' INVESTMENT
    Common stock, ($1.00 par value, authorized 15,000,000 shares,
          issued 11,558,166, 11,538,970 and 11,538,322, respectively)             11,558,166      11,538,970      11,538,322
    Paid-in surplus                                                               22,727,877      22,594,538      22,589,189
    Accumulated other comprehensive income (net of deferred tax
          (benefit) expense of ($3,031,113), ($2,133,595) and
          and $7,697,519, respectively)                                           (5,629,211)     (3,962,398)     14,295,389
    Retained earnings                                                            111,085,182     103,577,193      99,699,485

    Shareholders' investment before treasury stock                               139,742,014     133,748,303     148,122,385

    Treasury stock, (476,152, 271,071 and 268,146 shares,
          respectively, at cost                                                   (2,942,297)       (522,093)       (495,559)

          Total Shareholders' Investment                                         136,799,717     133,226,210     147,626,826

          Total Liabilities and Shareholders' Investment                        $270,022,364    $257,622,581    $284,728,574

    Book Value Per Share                                                        $      12.34    $      11.82    $      13.10

    Shares Outstanding                                                            11,082,014      11,267,899      11,270,176

                                                             CAPITOL TRANSAMERICA CORPORATION
                                                            CONSOLIDATED STATEMENTS OF INCOME


                                                 For the Six Months          For the Three Months
                                                   Ended June 30,                Ended June 30,
                                               2000            1999          2000           1999
    REVENUES
       Premiums earned                  $  42,080,648   $  41,516,233  $  21,414,099   $21,004,633
       Net investment income                4,502,403       4,438,879      2,243,802     2,293,549
       Realized investment gains            3,978,978       5,260,243      2,932,470     2,905,997
       Other revenues                         157,413         129,070         86,009        50,444
        Total Revenues                     50,719,442      51,344,425     26,676,380    26,254,623

    LOSSES INCURRED AND EXPENSES
       Losses incurred                     17,127,494      15,690,363     11,199,458     5,923,423
       Loss adjustment expenses incurred    4,918,748       4,097,851      3,007,547     2,174,552
       Underwriting, acquisition and
          insurance expenses               16,441,863      15,062,077      8,435,991     8,199,296
       Increase in deferred insurance
          acquisition costs                (1,415,929)       (590,263)      (995,722)     (261,586)
       Other expenses                         705,708         670,716        361,831       344,318
          Total Losses Incurred and
            Expenses                       37,777,884      34,930,744     22,009,105    16,380,003
       Income from operations before
         income taxes                      12,941,558      16,413,681      4,667,275     9,874,620

    Income tax expense
       Current                              3,791,729       4,958,648      1,063,266     3,134,038
       Deferred                                77,199         197,586        212,258         8,187
                                            3,868,928       5,156,234      1,275,524     3,142,225

    Net Income                          $   9,072,630   $  11,257,447      3,391,751     6,732,395


    INCOME PER SHARE-BASIC              $        0.81   $        1.00   $       0.30   $      0.60


    Weighted Average Number of Shares
       Outstanding-Basic                   11,224,260      11,230,192     11,224,260    11,230,192


    INCOME PER SHARE-DILUTED            $        0.81   $        1.00   $       0.30   $      0.60



    Weighted Average Number of Shares
       Outstanding-Diluted                 11,255,407      11,253,441     11,255,407    11,253,441


                                                           CAPITOL TRANSAMERICA CORPORATION
                                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                            AND COMPREHENSIVE INCOME (LOSS)


                                                   Common                                 Accumulated
                                                   Stock                                    Other
                                                 (Par Value     Paid-In     Comprehensive Comprehensive   Retained      Treasury
                                                   $1.00)       Surplus     Income (Loss) Income (Loss)   Earnings       Stock
Balance, January 1, 1998                         $11,502,520   $21,832,206   $     -       $32,676,572   $73,732,118  $  (401,275)
    Comprehensive income
      Net income                                      -             -          19,423,913        -        19,423,913         -
      Other comprehensive loss
      Unrealized depreciation on available-for
        sale securities, net of deferred taxes        -             -          (6,078,237)       -             -             -
      Less: reclassification adjustment, net
        of tax of $4,619,349, for gain included
        in net income                                 -             -          (8,578,790)       -             -             -
      Other comprehensive loss                        -             -         (14,657,027)(14,657,027)         -             -
    Comprehensive income                              -             -           4,766,886        -             -             -
    Stock options exercised                           26,856       142,409         -             -             -          (18,952)
    Purchases and sales of treasury stock, net        -            271,751         -             -             -          (75,332)
    Cash dividends declared                           -             -              -             -        (3,139,786)        -
Balance, December 31, 1998                       $11,529,376    $22,246,366  $     -       $18,019,545   $90,016,245  $  (495,559)
    Comprehensive income (loss)
      Net income                                      -             -          16,712,463        -        16,712,463         -
      Other comprehensive loss
      Unrealized depreciation on available-for
        sale securities, net of deferred taxes        -             -         (16,662,277)       -             -             -
      Less: reclassification adjustment, net
        of tax of $2,864,435, for gain included
        in net income                                 -             -          (5,319,666)       -             -             -
      Other comprehensive loss                        -             -         (21,981,943) (21,981,943)        -             -
    Comprehensive loss                                -             -          (5,269,480)       -             -             -
    Stock options exercised                            9,594        57,748         -             -             -          (26,534)
    Purchases and sales of treasury stock, net        -            290,424         -             -             -             -
    Cash dividend declared                            -             -              -             -        (3,151,515)        -
Balance, December 31, 1999                       $11,538,970   $22,594,538   $     -       $(3,962,398) $103,577,193  $  (522,093)
    Comprehensive income
      Net income                                      -             -           9,072,630        -         9,072,630         -
      Other comprehensive income
      Unrealized depreciation on available-for
        sale securities, net of deferred taxes        -             -             919,523        -             -             -
      Less: reclassification adjustment, net
        of tax of $1,392,642, for gain included
        in net income                                 -             -          (2,586,336)       -             -             -
      Other comprehensive loss                        -             -          (1,666,813)  (1,666,813)        -             -
    Comprehensive income                              -             -           7,405,817        -             -             -
    Stock options exercised                           19,196       133,339         -             -             -          (76,250)
    Purchases and sales of treasury stock, net        -             -              -             -             -       (2,343,954)
    Cash dividend declared                            -             -              -             -        (1,564,641)        -
Balance, June 30, 2000                           $11,558,166   $22,727,877   $     -       $(5,629,211) $111,085,182  $(2,942,297)

                                                                  CAPITOL TRANSAMERICA CORPORATION
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           June 30,      December 31,      June 30,
                                                                             2000             1999            1999
    Cash flows provided by (used for) operating activities:
     Net Income                                                         $ 9,072,630      $ 16,712,463    $ 11,257,447
         Adjustments to reconcile net income to net cash
            provided by operating activities:
              Depreciation                                                  583,576         1,161,702         534,004
              Realized investment gains                                  (3,978,978)       (8,184,101)     (5,260,243)
              Change in:
                  Deferred insurance acquisition costs                   (1,415,929)          880,588        (590,263)
                  Unearned premiums                                       6,085,884        (2,087,175)        821,637
                  Allowance for doubtful accounts receivable from agents       -               30,000          30,000
                  Accrued investment income                                  93,853          (248,903)         15,272
                  Receivables from agents, insureds and others           (5,501,169)        2,294,999      (2,236,405)
                  Balances due to/from reinsurers                           310,137           317,498         391,207
                  Reinsurance recoverable on paid and unpaid losses      (1,440,802)        1,026,426      (1,482,849)
                  Funds held by ceding reinsurers                              -               (4,244)           -
                  Income taxes payable/recoverable                        1,077,957          (635,702)      1,671,598
                  Deferred income taxes                                      77,202          (538,796)        197,584
                  Due to/from securities brokers                         (6,148,710)          763,512      (1,805,871)
                  Prepaid reinsurance premiums                             (270,393)         (560,553)       (320,222)
                  Other assets                                             (705,913)         (332,788)       (395,392)
                  Reserve for losses and loss adjustment expenses           601,443        (1,247,858)       (763,796)
                  Accounts payable                                        1,341,607          (371,947)         36,925
                  Accrued premium taxes                                     103,061           101,692         (12,163)
                     Net cash provided by (used for) operating activities  (114,544)        9,076,813       2,088,470

    Cash flows provided by (used for) investing activities:
         Proceeds from sales of available-for-sale investments           12,995,673        29,718,246      20,543,045
         Purchases of available-for-sale investments                    (10,588,065)      (44,377,254)    (26,506,213)
         Maturities of available-for-sale investments                     2,179,652         8,690,009       5,078,478
         Purchase of depreciable assets                                    (599,088)         (751,534)       (397,605)
                     Net cash privided by (used for) investing activities 3,988,172        (6,720,533)     (1,282,295)

    Cash flows provided by (used for) financing activities:
         Cash dividends paid                                             (1,564,641)       (3,151,515)     (1,574,207)
         Stock options exercised                                             76,285            40,808          61,345
         Net (costs) proceeds from (purchase) sale of treasury stock     (2,343,954)          290,424         290,424
                     Net cash used for financing activities              (3,832,310)       (2,820,283)     (1,222,438)

         Net increase (decrease) in cash                                     41,318          (464,003)       (416,263)
         Cash, beginning of period                                        1,080,435         1,544,438       1,544,438
         Cash, end of period                                            $ 1,121,753      $  1,080,435    $  1,128,175

    Cash paid during the year for:
         Income taxes                                                   $ 3,429,748      $  8,611,726    $  4,087,024



                           CAPITOL TRANSAMERICA CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    June 30, 2000

   (1)   Basis of Presentation
         The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1999, and the Consolidated Statement of Cash Flows as of December 31, 1999, have been prepared by the Compa-ny without audit, pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and footnote dis-closures normally included in financial statements prepared in accor-dance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

         Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these con-densed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 annual report on Form 10-K.

   (2)   Income Per Share
         Basic income per share is computed by dividing net income by the weighted-average number of shares of stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of shares of common stock equivalents from options outstanding. The following table sets forth the computation of basic and diluted EPS:


                                                            June 30,     Dec. 31,     June 30,
                                                             2000          1999         1999
   Numerator:
     Consolidated net income                              $ 9,072,630   $16,712,463  $11,257,447
   Denominator:
   Denominator for basic EPS - weighted average shares     11,224,260    11,252,358   11,230,192
     Effect of dilutive securities - employee stock options    31,147        44,931       23,249
   Denominator for diluted EPS - weighted average shares   11,255,407    11,297,289   11,253,441




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

   (4)   Income Taxes
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income taxes.

   (5)   Common Stock Options
         There were 19,196 options exercised during the six months ended June 30, 2000 and there were 8,946 options exercised during the six months ended June 30, 1999. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1999 annual report.

   (6)   Dividends
         2000
         On May 30, 2000 a cash dividend of $.07 per share was declared to shareholders of record June 16, 2000 and paid June 28, 2000 in the amount of $775,865.

         On February 18, 2000, a cash dividend of $.07 per share was declared to shareholders of record March 10, 2000 and paid March 23, 2000 in the amount of $788,776.

         1999
         On October 20, 1999, a cash dividend of $.07 per share was declared to shareholders of record December 9, 1999 and paid December 23, 1999 in the amount of $788,560.


         On July 23, 1999 a cash dividend of $.07 per share was declared to shareholders of record September 10,1999, and paid September 24, 1999 in the amount of $788,751.

         On May 13, 1999 a cash dividend of $.07 per share was declared to shareholders of record June 11, 1999, and paid June 25, 1999 in the amount of $788,708.

         On February 26, 1999 a cash dividend of $.07 per share was declared to shareholders of record March 12, 1999 and paid March 26, 1999 in the amount of $785,999.

   (7)   Investments
         Fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' investment net of taxes. The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

         Investment real estate is carried at cost net of accumulated deprecia-tion of $1,378,314, $1,173,643 and $962,159 as of June 30, 2000,
         December 31, 1999 and June 30, 1999, respectively. The real estate is depreciated over the estimated useful life of the asset.

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

   (9)   Industry Segment Disclosures
         Effective January 1, 1998, the Company adopted the Financial Account-ing Standards Board's Statement of Financial Standards No. 131, "Dis-closures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect results of operation or financial position, but did affect the disclosures of segment information.

         The Company has three business segments, which are segregated based on the types of products and services provided. The segments are
         (1) property and casualty, (2) fidelity and surety, and (3) discon-tinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment for interim reporting follows:



                                                             Year to Date
                                                      June 30,    December 31,   June 30,
                                                       2000          1999          1999
   Total Revenues:
     Property & Casualty                            $ 35,439,114  $ 69,183,120  $ 35,134,996
     Fidelity & Surety                                 9,964,334    19,587,513     9,889,077
     Reinsurance Assumed                                 390,835       727,895       424,566
        Totals:                                     $ 45,794,283    89,498,528    45,448,639
   Before-tax Profit (Loss):
     Property & Casualty                            $  3,328,671  $ 16,939,311  $  9,711,547
     Fidelity & Surety                                 2,332,441    (2,840,387)      244,328
     Reinsurance Assumed                               1,231,442       292,609       174,292
        Totals:                                     $  6,892,554  $ 14,391,533  $ 10,130,167
   Reconcilliation to Consolidated GAAP:
     Capital and Surplus                               4,707,998     9,466,745     5,591,816
     Intercompany adjustments                          1,341,006        52,419       691,698
   Consolidated net income before tax:              $ 12,941,558  $ 23,910,697  $ 16,413,681



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

Adequate premium rates continue to be of concern to the Company and the property-casulaty industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS

As mentioned in the Overview section, management believes the property-casualty insurance industry is in a downward cycle. However, due to a combination or increased marketing efforts and the re-underwriting of the Company's book of business undertaken in 1998 and 1999, the Company's operating results in the first six months of 2000 remain quite favorable. Net income decreased compared to 1999 due to a reduction in capital gains and strengthening of loss reserves. Gross premiums written increased $7.1 million, or 15.9% this year compared with the first six months of 1999, and the Company's combined ratio is at 87.6%, a level typical of Capitol Transamerica's history. Mangement is confident that the return to solid underwriting standards and increased profitability or the Company's core operations will provide a foundation for increasing shareholder value.

For the six months ended June 30, 2000, gross premiums written totaled $51,758,281 compared to $44,658,675 for the same period last year. Net premiums followed suit, increasing from $42,017,648 in the first six months of 1999 to $47,896,139 in 2000,an increase of 14.0%

Premiuns earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the prorata unearned por-tion of premiums written. Net premiums earned totaled $42,080,648 for the first six months of 2000 compared to $82,841,104 for the year 1999 and $41,516,233 for the first six months of 1999. The unearned premium reserve was $43,982,121, $39,454,257, and $42,363,069 at each period end.

                                  June 30,    December 31,    June 30,
                                    2000          1999          1999
     Gross Premiums Written       $51,758,281   $86,002,801   $44,658,675
     Reinsurance Ceded              3,862,142     5,809,425     2,641,027
     Net Premiums Written         $47,896,139   $80,193,376   $42,017,648
     Net Premiums Earned          $42,080,648   $82,841,104   $41,516,233
     Net Unearned Premium Reserve $43,982,121   $39,454,257   $42,363,069

The Company's underwriting results can be measured by reference to the com
-bined loss and expense ratios. This tabulation includes the operating results of the two subsidiary insurance companies on a statutory basis.
Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:

                                                 June 30,      December 31,      June 30,
Insurance Operating Ratios (Statutory Basis):      2000            1999             1999
          Loss and Loss Adjustment Expenses         52.6%           54.9%            47.9%
          Underwriting Expenses                     35.0%           37.0%            36.7%
          Combined Ratios                           87.6%           91.9%            84.6%

The Company's combined loss and expense ratios compare very favorably with the industry average, as indicated by the following chart:


                                              Year-to date     Year-end      Year-end
                                                   2000          1999          1998
          Combined Ratios                          87.6%         91.9%         95.0%
          Industry Average *                      107.4%        110.5%        107.4%


          * The industry number for YTD 2000 is as of March 31, 2000.



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

                                         June 30,           December 31,          June 30,
Investments:                               2000                1999                 1999
     Invested Assets                    $ 214,703,864       $ 218,085,184       $ 238,381,768
     Net Investment Income                  4,502,403           9,136,244           4,438,879
     Percent of Return to
       Average Carrying Value                   4.0%                4.2%                4.2%
     Realized Gains                         3,978,978           8,184,101           5,260,243
     Change in Unrealized Gains         $  (1,666,813)      $ (21,981,943)      $  (5,729,466)

The net unrealized loss of $1,666,813 for the first six months of 2000 was comprised of a $144,287 unrealized gain on fixed maturities and a $1,811,100 unrealized loss on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in value of its equity investments is temporary and that the current market conditions provide an even greater opportunity to invest and build shareholder value over the long term.

Net investment income in the six months of 2000 increased $63,524 over the same period last year, an increase of 1.4%. The Company holds a larger percentage of equity investments than is typical for the property-casualty industry, which leads to a comparatively low rate of return on invested assets.

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

LOSS RESERVES

Reserves for loss and loss adjustment expenses reflect the Company's best esti-mate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserve for loss and loss adjustment expenses were $77,857,635 as of June 30, 2000 compared with $77,740,254 as of June 30, 1999. Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claims settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (79.5%, 84.7% and 83.7% at each respective period) of the Company's assets. Cash outflow can be unpredictable for two rea-sons: first, a large portion of liabilities representing loss reserves have un-certainty regarding settlement dates; and second, there is potential for losses occurring either individually or in aggregate. As a result, the Company main-tains adequate short-term investment programs necessary to ensure the availa-bility of funds. The investment program is structured so that a forced sale li-quidation of fixed maturities should not be necessary during the course of ordi-nary business involvement and activities. The Company has no material capital expenditure commitments.

YEAR 2000

In prior years the Company discussed the nature and progress of its plans to become year 2000 ready. In 1999 the Company completed its remediation and testing of systems. As a result of the planning and implementation efforts, the Company experienced no significant disruption in mission critical inform-ation technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change.

The Company expensed approximately $90,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from year 2000 issues, either with our products, our internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its agents and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

SAFE HARBOR STATEMENT

Some of the statements in this report, as well as statements by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change in circumstances, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially differ-ent from any future results, performance or achievements expressed or implied by the forward-looking statements.


                                                          INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                                                  Statutory Basis as Reported to State Regulatory Authorities
                                                     June 30, 2000, December 31, 1999 and June 30, 1999

    CAPITOL INDEMNITY CORPORATION                             June 30,          December 31,      June 30,
    Balance Sheets                                              2000                 1999            1999
    ASSETS
    Cash and Invested Assets                       $        203,180,898         $204,375,352    $220,168,054
    Other Assets                                             31,428,022           16,790,134      24,231,724
    Total Assets                                   $        234,608,920         $221,165,486    $244,399,778
    LIABILITIES
    Reserves for Losses and Loss Expenses          $         77,492,685         $ 77,044,646    $ 74,883,066
    Unearned Premiums                                        43,982,121           38,166,630      41,315,773
    Other Liabilities                                        16,665,793           14,383,974      18,719,403
    Total Liabilities                                       138,140,599          129,595,250     134,918,242
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                     96,468,321           91,570,236     109,481,536
    Total Liabilities and Capital                  $        234,608,920         $221,165,486    $244,399,778

    Statements of Income
    Premiums Earned                                $         42,080,648         $ 82,841,104    $ 41,516,233
    Underwriting Deductions                                  39,231,150           75,368,177      35,678,044
    Net Underwriting Gain                                     2,849,498            7,472,927       5,838,189
    Investment Income Including Sales                         8,264,815           15,876,984       9,395,688
    Other Income                                                156,818              247,184         128,534
    Dividends to Policyholders                                     -                 363,074            -
    Income Tax Expense                                        3,508,842            6,927,999       4,637,377
    Net Income                                     $          7,762,289         $ 16,306,022    $ 10,725,034


    CAPITOL SPECIALTY INSURANCE CORPORATION
    Balance Sheets
    ASSETS
    Cash and Invested Assets                       $          4,325,909         $  4,648,359    $  5,444,508
    Other Assets                                                213,128              224,846          81,624
    Total Assets                                   $          4,539,037         $  4,873,205    $  5,526,132
    LIABILITIES
    Reserves for Losses and Loss Expenses          $             -              $     -         $     -
    Unearned Premiums                                            -                    -               -
    Other Liabilities                                             7,713                7,711         193,046
    Total Liabilities                                             7,713                7,711         193,046
    SURPLUS AS REGARDS POLICYHOLDERS
    Shareholder's Equity                                      4,531,324            4,865,494       5,333,086
    Total Liabilities and Capital                  $          4,539,037         $  4,873,205    $  5,526,132
    Statements of Income
    Premiums Earned                                $              -             $     -         $     -
    Underwriting Deductions                                       3,645                6,659           7,040
    Net Underwriting (Loss) Gain                                 (3,645)              (6,659)         (7,040)
    Investment Income Including Sales                           130,373              950,853         813,810
    Other Income                                                  -                   -               -
    Income Tax Expense                                           12,541              255,061         244,097
    Net Income                                     $            114,187         $    689,133    $    562,673

                                         PART II




                        Other Disclosures




     Item 1.   Legal Proceedings

               Reference is made to footnote number 8 "Contingent
               Liabilities" on Page 9 of this report.


     Item 2.   Changes in Securities and Use of Proceeds
                         NONE

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

     Item 5.   Other Information
                         NONE

     Item 6.   Exhibits and Reports on Form 8-K
                         NONE




                CAPITOL TRANSAMERICA CORPORATION
                          Subsidiaries
                  Capitol Indemnity Corporation
             Capitol Specialty Insurance Corporation
                 Capitol Facilities Corporation


                       Board of Directors

     Paul J. Breitnauer                      Michael J. Larson
      Vice President and Treasurer            Principal
      Capitol Transamerica Corporation        Southwestern Financial Services
     De Forest,  Wisconsin                   Madison,  Wisconsin


     Larry Burcalow                          Reinhart H. Postweiler
      Owner and President                     Retired-formerly with
      Yahara Materials, Inc.                  Flad Affiliated Corporation
     Middleton,  Wisconsin                   Madison,  Wisconsin


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



                         CAPITOL TRANSAMERICA CORPORATION






                         George A. Fait
                         Chairman of the Board and President



                         Paul J. Breitnauer
                         Vice President and Treasurer




Date:     August 11, 2000




                             EXHIBIT I

                CAPITOL TRANSAMERICA CORPORATION


FOR IMMEDIATE RELEASE              Contact:  Paul Breitnauer
                                             Phone (608) 232-0402
              CAPITOL TRANSAMERICA CORPORATION REPORTS
                   RECORD PREMIUMS WRITTEN VOLUME

Madison, Wisconsin, July 28, 2000- Capitol Transamerica Corporation
(NASDAQ: CATA) reported a 15.9% written premium increase from $44.7 million to $51.8 million for the six months ended June 30, 2000 over the 1999 period. Improved marketing efforts, expanded insurance programs, and small rate in-creases in certain business lines were the main reasons for the increase.
The $51.8 million written premium level represents a new six-month high for the Company, exceeding the previous mark of $47.4 million by nearly 10%. Gross written premiums for the three months ended June 30, 2000 was $28.4 million, also representing record volume, and $3.1 million or 12.1% higher than that of the second quarter of 1999.

Operating earnings (excluding after-tax realized investment gains) for the first six months of 2000 were $6.5 million or $0.58 per share (diluted unless otherwise noted) vs. $7.8 million or $0.70 per share for the same period in 1999. For the second quarter, 2000 operating earnings were $1.5 million or $0.13 per share compared with 1999 figures of $4.8 million or $0.43 per share.

Year-to-date earnings for the six months ending June 30, including $2.6 million of after tax realized investment gains, were $9.1 million or $0.81 per share. This compares with earnings of $11.3 million or $1.00 per share, including $3.4 million of after tax realized investment gains, for the same period in 1999. For the quarter ended June 30, earnings were $3.4 million or $0.31 per share compared with second quarter 1999 earnings or $6.7 million or $0.60 per share.

Despite higher second quarter claims and claims expenses, the Company's statutory combined loss and expense ratio for the first six months of 2000 was 87.6%. This ratio compares favorably to the industry-wide average, which stood at 107.4% as of March 31, 2000. The Company has consistently been lower than the industry average including combined ratios of 91.9% vs. 110.5% for calendar year 1999 and 95.0% vs. 107.4% for calendar year 1998.

With total shareholders' equity of $136.8 million at June 30, book value per share on shares outstanding increased to $12.34 from the December 31, 1999 book value of $11.82. The Company continued its regular dividend payment of $0.07 per outstanding share during the second quarter.

Commenting on the results, Chairman George A. Fait stated that "The increase in premiums written this year reflects continued positive news for the Company and its shareholders. The record volume level of over $50 million in written premium through six months brings with it challenges to maintain our historical low loss ratios. With second quarter claims volume being higher than expected, management continues to focus on obtaining positive underwriting results and is vigorously investigating and managing claims activity. With the future benefit of the increasing written premium volume turning into top line earned premium growth as well as our other ongoing profitability efforts, we anticipate significantly improved earnings for the second half of the year and beyond."

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

     The Capitol Transamerica Group operates in 37 states and is rated A+ (Superior) by A.M. Best Company, Inc., an independent organization that analyzes the insurance industry. The Company's website is www.captrans.com. With 11.1 million shares outstanding, Capitol Transamerica's common stock is traded on the NASDAQ Stock Exchange under the symbol CATA.



                         FINANCIAL HIGHLIGHTS FOLLOW


                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except per share)
                                              Six months ended       Three months ended
                                                   June 30,                June 30,
                                                2000       1999        2000       1999
    REVENUES
       Gross premiums written                $ 51,578    $ 44,659    $ 28,393    $ 25,323
       Net premiums written                    47,896      42,018      25,948      24,044
       Net premiums earned                   $ 42,081    $ 41,516      21,414      21,004

    EXPENSES
       Claims and claim expenses               22,046      19,788      14,207       8,098
       Other underwriting expenses             15,732      15,143       7,802       8,282
          Total Losses and Expenses Incurred   37,778      34,931      22,009      16,380

       Underwriting income (loss)               4,303       6,585        (595)      4,624

       Investment income                        4,503       4,439       2,244       2,294
       Realized investment gains                3,979       5,260       2,933       2,906
       Other income                               157         129          86          50
          Income Before Income Tax             12,942      16,413       4,668       9,874
       Income tax expense                       3,869       5,156       1,276       3,142

            NET INCOME                       $  9,073    $ 11,257       3,392       6,732


    EARNINGS PER SHARE- BASIC                $   0.81    $   1.00    $   0.31    $   0.60

    EARNINGS PER SHARE- DILUTED              $   0.81    $   1.00    $   0.31    $   0.60


                    COMPARATIVE FINANCIAL HIGHLIGHTS- Six Months Ended June 30,

                                   2000            1999            1998           1997            1996
Per Share Information
    Income per share- diluted  $       0.81    $       1.00    $       0.93   $       0.24    $       0.67
    Consolidated net income    $      9,073    $     11,257    $     10,493   $      2,664    $      7,432
    Weighted average number
      of shares outstanding
      -diluted                       11,255          11,253          11,243         11,111          11,066
    Book value per share       $      12.34    $      13.10    $      12.95   $      11.18    $       8.89
    Shareholders' investment   $    136,800    $    147,627    $    145,307   $    124,692    $     98,457
    Dividends paid             $      1,585    $      1,583    $      1,581   $      2,699    $      2,222
Company Statistics:
    Gross premiums written     $     51,758    $     44,659    $     46,464   $     47,449    $     43,653
    Net investment income      $      4,503    $      4,439    $      4,583   $      4,120    $      3,497
    Cash and invested assets   $    215,826    $    239,510    $    243,858   $    208,948    $    158,308
    Total assets               $    270,022    $    284,729    $    288,942   $    252,218    $    191,135
Insurance Operating Ratios,
Statutory Basis:
    Loss and loss adjustment
      expenses:                       52.6%           47.9%           60.4%           61.9%          50.8%
    Underwriting expenses             35.0%           36.7%           33.7%           34.8%          32.2%
    Combined ratios                   87.6%           84.6%           94.1%           96.7%          83.0%

                          CAPITOL TRANSAMERICA CORPORATION
                               SELECTED FINANCIAL DATA


                                    BALANCE SHEETS
                            (in thousands, except per share)
                                                      June 30,      December 31,       June 30,
                                                       2000             1999             1999
ASSETS
   Investments
    Available-for-sale investments at fair value
     U.S. Government bonds (cost $37, $39 and
      $42, respectively)                             $     38         $     42         $     45
     State and municipal bonds (cost $77,473,
      $78,856 and $73,514, respectively)               80,913           82,075           78,691
     Corporate bonds (cost $1,119, $1,124 and
      $878, respectively)                               1,091            1,094              849
     Common stock (cost $125,727, $125,914 and
      $121,537, respectively)                         114,457          116,657          137,043
     Preferred stock (cost $5,810, $5,726 and
      $6,184, respectively)                             5,007            5,695            7,521
    Investment real estate                             10,800           10,540           10,283
    Short-term investments                              2,398            1,982            3,950
     Total Investments                                214,704          218,085          238,382

   Cash                                                 1,122            1,081            1,128
   Receivables                                         35,494           22,299           27,786
   Other assets                                        18,702           16,086           17,433

     TOTAL ASSETS                                    $270,022         $257,551         $284,729


LIABILITIES
   Reserves for losses and loss adjustment expenses  $ 77,858         $ 77,256         $ 77,740
   Unearned premiums                                   45,540           39,454           42,363
   Other liabilities                                    9,824            7,614           16,999

     TOTAL LIABILITIES                               $133,222         $124,324         $137,102


SHAREHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
      15,000 shares, issued 11,558, 11,536 and
      11,538, respectively                           $ 11,558         $ 11,536         $ 11,538
   Paid-in surplus                                     22,728           22,571           22,589
   Accumulated other comprehensive (loss) income,
      net of deferred taxes of ($3,031), ($2,134)
      and $7,698, respectively                         (5,629)          (3,962)          14,295
   Retained earnings                                  111,085          103,577           99,700
   Less treasury stock, 476, 271, and 268 shares,
      respectively, at cost                            (2,942)            (495)            (495)

     TOTAL SHAREHOLDERS' EQUITY                       136,800          133,227          147,627

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                           $270,022         $257,551         $284,729


SHAREHOLDERS' EQUITY PER SHARE                       $  12.34         $  11.82         $  13.10

SHARES OUTSTANDING                                     11,082           11,268           11,270


