Form 10-Q
period 2000-09-30
CAPITOL TRANSAMERICA CORP
filed 2000-11-13
CIK 17385

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF l934

For the period ended: September 30, 2000
Commission file number: 0-2047

CAPITOL TRANSAMERICA CORPORATION (CTC)
(Exact name of registrant as specified in its charter)

A Wisconsin Corporation
(State or other jurisdiction of incorporation or organization)

39-1052658
(I.R.S. Employer Identification Number)

4610 University Avenue
Madison, Wisconsin	53705- 0900
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (608) 231-4450

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK, $1.00 PAR VALUE
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X NO

Based on the closing average of the high (11 7/8) and low price (11 1/2), the aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2000 was approximately $129,172,576.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

At September 30, 2000
Common Stock, $1.00 Par Value;

Issued:	11,558,166
Outstanding:	11,052,199

Total Pages: 18

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Part I

Financial Information	Page
Consolidated Financial Statements	3 - 7
Notes to Consolidated Financial Statements	8 - 10
Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 13
Condensed Statutory Financial Statements of Insurance Subsidiaries	14

Part II

Other Information
Other Disclosures	16
Officers and Directors	17
Signatures	18

CAPITOL TRANSAMERICA CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended September 30, 2000	For the Nine Months Ended September 30, 1999	For the Three Months Ended September 30, 2000	For the Three Months Ended September 30, 1999
REVENUES				
Premiums earned	$ 64,832,530	$ 62,485,746	$ 22,751,882	$ 20,969,513
Net investment income	6,800,513	6,738,773	2,298,110	2,299,894
Realized investment gains	7,275,290	7,796,106	3,296,312	2,535,863
Other revenues	253,434	181,010	96,021	51,940
Total Revenues	79,161,767	77,201,635	28,442,325	25,857,210
LOSSES INCURRED AND EXPENSES				
Losses incurred	29,794,673	25,412,081	12,667,179	9,721,718
Loss adjustment expenses incurred	7,945,275	7,747,385	3,026,527	3,649,534
Underwriting, acquisition and insurance expenses	24,544,624	22,487,587	8,102,761	7,425,510
(Increase)/Decrease in deferred insurance acquisition costs	(1,662,774)	(260,707)	(246,845)	329,556
Other expenses	1,077,524	1,005,284	371,816	334,568
Total Losses Incurred and Expenses	61,699,322	56,391,630	23,921,438	21,460,886
Income from operations before income taxes	17,462,445	20,810,005	4,520,887	4,396,324
Income tax expense (benefit)				
Current	5,032,432	6,555,699	1,240,703	1,597,051
Deferred	33,632	(110,574)	(43,567)	(308,160)
	5,066,064	6,445,125	1,197,136	1,288,891
Net Income	$ 12,396,381	$ 14,364,880	$ 3,323,751	$ 3,107,433
INCOME PER SHARE- BASIC	$ 1.11	$ 1.28	$ 0.30	$ 0.28
Weighted Average Number of Shares Outstanding- Basic	11,177,654	11,241,710	11,177,654	11,241,710
INCOME PER SHARE- DILUTED	$ 1.11	$ 1.27	$ 0.30	$ 0.28
Weighted Average Number of Shares Outstanding- Diluted	11,211,427	11,271,876	11,211,427	11,271,876

CAPITOL TRANSAMERICA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30, 2000	December 31, 1999	September 30, 1999
Cash flows provided by (used for) operating activities:			
Net Income	$ 12,396,381	$ 16,712,463	$ 14,364,880
Adjustments to reconcile net income to net cash provided by operating activities:			
Depreciation	897,412	1,161,702	815,254
Realized investment gains	(7,275,290)	(8,184,101)	(7,796,106)
Change in:			
Deferred insurance acquisition costs	(1,662,774)	880,588	(260,707)
Unearned premiums	6,894,304	(2,087,175)	(628,678)
Allowance for doubtful accounts receivable from agents	-	30,000	30,000
Accrued investment income	(6,811)	(248,903)	(238,220)
Receivables from agents, insureds and others	(4,826,693)	2,294,999	343,812
Balances due to/from reinsurers	230,148	317,498	271,121
Reinsurance recoverable on paid and unpaid losses	(3,753,282)	1,026,426	766,610
Funds held by ceding reinsurers	-	(4,244)	-
Income taxes payable/recoverable	643,928	(635,702)	(1,021,338)
Deferred income taxes	33,634	(538,796)	(110,575)
Due to/from securities brokers	(4,091,073)	763,512	(1,129,496)
Prepaid reinsurance premiums	(391,979)	(560,553)	(424,105)
Other assets	(683,062)	(332,788)	(612,445)
Reserve for losses and loss adjustment expenses	(462,730)	(1,247,858)	(886,685)
Accounts payable	1,470,085	(371,947)	1,435,984
Accrued premium taxes	234,661	101,692	34,718
Net cash provided by (used for) operating activities	(353,141)	9,076,813	4,954,024
Cash flows provided by (used for) investing activities:			
Proceeds from sales of available-for-sale investments	17,600,356	29,718,246	27,319,608
Purchases of available-for-sale investments	(14,617,489)	(44,377,254)	(36,970,188)
Maturities of available-for-sale investments	3,447,617	8,690,009	6,555,425
Purchase of depreciable assets	(738,782)	(751,534)	(513,217)
Net cash provided by (used for) investing activities	5,691,702	(6,720,533)	(3,608,372)
Cash flows provided by (used for) financing activities:			
Cash dividends paid	(2,338,634)	(3,151,515)	(2,362,960)
Stock options exercised	76,285	40,808	40,531
Net (cost of) proceeds from (purchase) sale of treasury stock	(2,687,106)	290,424	290,424
Net cash used for financing activities	(4,949,455)	(2,820,283)	(2,032,005)
Net increase (decrease) in cash	389,106	(464,003)	(686,353)
Cash, beginning of period	1,080,435	1,544,438	1,544,438
Cash, end of period	$ 1,469,541	$ 1,080,435	$ 858,085
Cash paid during the year for:			
Income taxes	$ 4,380,677	$ 8,611,726	$ 8,377,064

CAPITOL TRANSAMERICA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2000

(1) Basis of Presentation
The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet as of December 31, 1999, the Shareholders' Investment in the Company and the Consolidated Statement of Cash Flows as of December 31, 1999, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 annual report on Form 10-K.

(2) Income Per Share
Basic income per share is computed by dividing net income by the weighted-average number of shares of stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents from options outstanding. The following table sets forth the computation of basic and diluted EPS:

	Sept. 30,	Dec. 31,	Sept. 30,
	2000	1999	1999
Numerator:
Consolidated net income	$ 12,396,381	$ 16,712,463	$ 14,364,880
Denominator:
Denominator for basic EPS - weighted average shares	11,177,654	11,252,358	11,241,710
Effect of dilutive securities - employee stock options	33,773	44,931	30,166
Denominator for diluted EPS - weighted average shares	11,211,427	11,297,289	11,271,876

(3) Comprehensive Income (Loss)
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

(5) Common Stock Options
There were 19,196 options exercised during the nine months ended September 30, 2000 and there were 6,639 options exercised during the nine months ended September 30, 1999. For further information regarding stock options, refer to Note 6 of Notes to Consolidated Financial Statements included in the Company's 1999 annual report.

(6) Dividends

2000
On September 5, 2000, a cash dividend of $.07 per share was declared to shareholders of record September 15, 2000 and paid September 26, 2000 in the amount of $773,993.

On May 30, 2000, a cash dividend of $.07 per share was declared to shareholders of record June 16, 2000 and paid June 28, 2000 in the amount of $775,865.

On February 18, 2000, a cash dividend of $.07 per share was declared to shareholders of record March 10, 2000 and paid March 23, 2000 in the amount of $788,776.

1999
On October 20, 1999, a cash dividend of $.07 per share was declared to shareholders of record December 9, 1999 and paid December 23, 1999 in the amount of $788,560.

On July 23, 1999, a cash dividend of $.07 per share was declared to shareholders of record September 10, 1999 and paid September 24, 1999 in the amount of $788,751.

On May 13, 1999, a cash dividend of $.07 per share was declared to shareholders of record June 11, 1999 and paid June 25, 1999 in the amount of $788,708.

On February 26, 1999, a cash dividend of $.07 per share was declared to shareholders of record March 12, 1999 and paid March 26, 1999 in the amount of $785,999.

(7) Investments
Fixed maturities and equity securities are classified as available-for-sale and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' investment, net of taxes. The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

Investment real estate is carried at cost net of accumulated depreciation of $1,488,842, $1,173,643 and $1,047,699 as of September 30, 2000, December 31, 1999 and September 30, 1999, respectively. The real estate is depreciated over the estimated useful life of the asset.

Cost of investments sold is determined under the specific identification method.

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

(9) Industry Segment Disclosures
Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosures of segment information.

The Company has three business segments, which are segregated based on the types of products and services provided. The segments are (1) property and casualty, (2) fidelity and surety, and (3) discontinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows:

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Capitol Transamerica Corporation (the "Company") is an insurance holding company, which operates in 37 states and writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 75% of the business written while the fidelity-surety segment accounts for approximately 25% of the Company's business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the down side of the cycle is characterized by inadequate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims, which, in turn, are affected by natural disasters, regulatory measures and court decisions, which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a considerable reduction in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be of concern to the Company and the property-casualty insurance industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's' niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING RESULTS
As mentioned in the Overview, management believes that the property-casualty insurance industry is in a downward cycle. However, due to a combination of increased marketing efforts and the re-underwriting of the Company's book of business undertaken in 1998 and 1999, the Company's operating results in the first nine months of 2000 remain quite favorable. Net income decreased compared to 1999 due to unusual losses related to a few specific risks, which accounted for most of the $4 million increase in the loss and loss adjustment expenses incurred. Had these losses not occurred, year-to-date net income would have increased approximately $2 million over 1999. Gross premiums written increased $11.3 million, or 17.3%, this year compared with the first nine months of 1999, and the Company's combined ratio is at 93.5%. Had the losses described above not occurred, the combined ratio would have been approximately 87%, a level typical of the Company's history. Management is confident that the return to solid underwriting standards and continued profitability of the Company's core operations will provide a foundation for increasing shareholder value.

For the nine months ended September 30, 2000, gross premiums written totaled $76,777,047 compared to $65,473,654 for the same period last year. Net premiums followed suit, increasing from $61,432,962 in the first nine months of 1999 to $71,344,856 during 2000, an increase of 16.1%.

Premiums earned are recognized as net revenues after a reduction for reinsurance ceded and after establishment of the provision for a pro-rata unearned portion of premiums written. Net premiums earned totaled $64,832,531 for the first nine months of 2000 compared to $82,841,104 for the year 1999 and $62,485,746 for the first nine months of 1999. The unearned premium reserve was $46,348,561, $39,454,257 and $40,912,754 at the end of each period.

	September 30,	December 31,	September 30,
	2000	1999	1999
Gross Premiums Written	$ 76,777,047	$ 86,002,801	$ 65,473,654
Reinsurance Ceded	5,442,191	5,809,425	4,040,692
Net Premiums Written	$ 71,344,856	$ 80,193,376	$ 61,432,962
Net Premiums Earned	$ 64,832,531	$ 82,841,104	$ 62,485,746
Net Unearned Premium Reserve	$ 46,348,561	$ 39,454,257	$ 40,912,754

The Company's underwriting results can be measured by reference to the combined loss and expense ratios. The following table includes the operating results of the Company's two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The combined ratios were as follows:

	September 30,	December 31,	September 30,
Insurance Operating Ratios (Statutory Basis):	2000	1999	1999
Losses & Loss Adjustment Expenses	58.4%	54.9%	53.3%
Underwriting Expenses	35.1%	37.0%	37.5%
Combined Ratio	93.5%	91.9%	90.8%

The Company's combined ratio consistently compares very favorably to the industry average, as indicated by the following chart:

	Year-to-date	Year-end	Year-end
Combined Ratio	2000	1999	1998
Company	93.5%	91.9%	95.0%
Industry Average *	108.3%	110.5%	107.4%

* The industry number for YTD 2000 is the ratio for commercial carriers as of June 30, 2000.

REINSURANCE
The Company follows the customary practice of reinsuring with other companies, i.e., ceding a portion of its exposure on the policies it has written. This program of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually serious occurrences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain protection that should be adequate to ensure the availability of funds for losses while maintaining future growth.

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

	September 30,	December 31,	September 30,
Investments:	2000	1999	1999
Invested Assets	$ 223,448,782	$ 218,085,184	$ 220,676,295
Net Investment Income	6,800,513	9,136,244	6,738,773
Percent of Return to Average Carrying Value	4.0%	4.2%	4.2%
Realized Gains	7,275,290	8,184,101	7,796,106
Change in Unrealized Gains	$ 3,146,022	$ (21,981,943)	$ (18,260,793)

The net unrealized gain of $3,146,022 for the first nine months of 2000 consisted of a $412,017 unrealized gain on fixed maturities and a $2,734,005 unrealized gain on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions provide an even greater opportunity to invest and build shareholder value over the long term. This appears to be coming to fruition, as evidenced by the current year's increase (decrease) in unrealized gains (losses).

Net investment income in the nine months of 2000 increased $61,740 over the same period last year, an increase of 0.9%. The Company holds a larger percentage of equity investments than is typical for the property-casualty industry, which leads to a comparatively low rate of return on invested assets.

INCOME TAXES
Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal income taxes arise from timing differences between the recognition of income determined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums and discounting of claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses.

LOSS RESERVES
Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims as of the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $76,793,462 as of September 30, 2000, compared with $77,617,365 as of September 30, 1999. Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses.

LIQUIDITY AND CAPITAL RESOURCES
 Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflows of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflows through premium collections, there are cash inflows obtained from interest and dividend income, maturities and sales of investments. Because cash inflows from premiums are received in advance of cash outflows required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (80.6%, 84.7% and 83.6% at each respective period) of the Company's assets. Cash outflows can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is a potential for losses occurring either individually or in the aggregate. As a result, the Company maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment programs are structured so that a forced sale liquidation of fixed maturities should not be necessary during the ordinary course of business. The Company has no material capital expenditure commitments.

YEAR 2000
In prior years, the Company discussed the nature and progress of its plans to become year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of the planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the year 2000 date change.

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

INSURANCE SUBSIDIARY FINANCIAL STATEMENTS

Statutory Basis as Reported to State Regulatory Authorities

CAPITOL INDEMNITY CORPORATION Balance Sheets	September 30, 2000	December 31, 1999	September 30, 1999
ASSETS			
Cash and Invested Assets	$ 211,845,785	$ 204,375,352	$ 205,922,046
Other Assets	32,294,910	16,790,134	21,481,632
Total Assets	$ 244,140,695	$ 221,165,486	$ 227,403,678
LIABILITIES			
Reserves for Losses and Loss Expenses	$ 76,253,944	$ 77,044,646	$ 77,294,600
Unearned Premiums	44,668,955	38,166,630	39,761,575
Other Liabilities	17,162,732	14,383,974	18,413,287
Total Liabilities	138,085,631	129,595,250	135,469,462
SURPLUS AS REGARDS POLICYHOLDERS			
Shareholder's Equity	106,055,064	91,570,236	91,934,216
Total Liabilities and Capital	$ 244,140,695	$ 221,165,486	$ 227,403,678
Statements of Income			
Premiums Earned	$ 64,832,531	$ 82,841,104	$ 62,485,746
Underwriting Deductions	62,984,073	75,368,177	56,535,507
Net Underwriting Gain	1,848,458	7,472,927	5,950,239
Investment Income Including Sales	13,851,823	15,876,984	13,178,590
Other Income	253,374	247,184	179,106
Dividends to Policyholders	400,688	363,074	283,352
Income Tax Expense	4,679,263	6,927,999	5,808,103
Net Income	$ 10,873,704	$ 16,306,022	$ 13,216,480

CAPITOL SPECIALTY INSURANCE CORPORATION Balance Sheets			
ASSETS			
Cash and Invested Assets	$ 4,409,431	$ 4,648,359	$ 4,687,587
Other Assets	184,411	224,846	239,990
Total Assets	$ 4,593,842	$ 4,873,205	$ 4,927,577
LIABILITIES			
Liabilities other than for Insurance Obligations	$ 7,713	$ 7,711	$ 7,710
Total Liabilities	7,713	7,711	7,710
SURPLUS AS REGARDS POLICYHOLDERS			
Shareholder's Equity	4,586,129	4,865,494	4,919,867
Total Liabilities and Capital	$ 4,593,842	$ 4,873,205	$ 4,927,577
Statements of Income			
Underwriting Deductions	$ 5,028	$ 6,659	$ 6,189
Net Underwriting (Loss) Gain	(5,028)	(6,659)	(6,189)
Investment Income Including Sales	190,045	950,853	884,191
Income Tax Expense	17,868	255,061	250,674
Net Income	$ 167,149	$ 689,133	$ 627,328

PART II

Other Disclosures

Item 1.	Legal Proceedings
Reference is made to footnote number 8 "Contingent Liabilities" on page 9 of this report.
Item 2.	Changes in Securities and Use of Proceeds
NONE
Item 3.	Defaults Upon Senior Securities
NONE
Item 4.	Submission of Matters to a Vote of Security Holders
Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders which was held May 15, 2000, both of which are dated April 7, 2000 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.
Item 5.	Other Information
NONE
Item 6.	Exhibits and Reports on Form 8-K
NONE

CAPITOL TRANSAMERICA CORPORATION

Subsidiaries
Capitol Indemnity Corporation
Capitol Specialty Insurance Corporation
Capitol Facilities Corporation

Board of Directors

Paul J. Breitnauer Vice President & Treasurer Capitol Transamerica Corporation Madison, Wisconsin	Michael J. Larson Principal Southwestern Financial Services Madison, Wisconsin
Larry Burcalow Owner and President Yahara Materials, Inc. Middleton, Wisconsin	Reinhart H. Postweiler Retired, formerly with Flad Affiliated Corporation Madison, Wisconsin
George A. Fait Chairman of the Board & President Capitol Transamerica Corporation Madison, Wisconsin	Kenneth P. Urso Owner and Operator Urso and Associates, LLC Madison, Wisconsin

Officers

George A. Fait Chairman of the Board & President	Virgiline M. Schulte Secretary
Paul J. Breitnauer Vice President & Treasurer	Jane F. Endres Assistant Secretary

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITOL TRANSAMERICA CORPORATION

George A. Fait
Chairman of the Board and President

Paul J. Breitnauer
Vice President and Treasurer

Date: November 6, 2000