Form 10-Q/A
period 2000-09-30
CAPITOL TRANSAMERICA CORP
filed 2001-01-30
CIK 17385


SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

FORM 10-Q/A
Amendment #1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF l934

For the period ended: September 30, 2000
Commission file number: 0-2047

CAPITOL TRANSAMERICA CORPORATION (CTC)
(Exact name of registrant as specified in its charter)

A Wisconsin Corporation
(State or other jurisdiction of incorporation or organization)

39-1052658
 (I.R.S. Employer Identification Number)

4610 University Avenue
Madison, Wisconsin	53705-0900
(Address of principal executive offices)	(Zip Code)

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

Total Pages: 18

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

Part I
Financial Information	Page
Consolidated Financial Statements	3 - 7
Notes to Consolidated Financial Statements	8 - 10
Management's Discussion and Analysis of Financial Condition and Results of Operations	11 - 13
Condensed Statutory Financial Statements of Insurance Subsidiaries	14

Part II
Other Information
Other Disclosures	16
Officers and Directors	17
Signatures	18

CAPITOL TRANSAMERICA CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30, 2000	December 31, 1999	September 30, 1999
ASSETS

Investments:
Available-for-sale investment securities, at fair value
U.S. Government bonds (amortized cost $35,283, $39,428 and $40,796, respectively)	$36,817	$41,624	$43,558
State, municipal and political subdivision bonds (amortized cost $79,613,133, $78,855,846 and $77,683,184, respectively)	$83,463,540	$82,075,148	$81,875,444
Corporate bonds and notes (amortized cost $1,102,199, $1,123,983 and $876,194, respectively)	1,075,358	1,093,715	849,020
Equity securities:
Common stock (cost $123,861,536, $125,913,872 and $124,591,142, respectively)	119,542,064	116,656,582	119,873,972
Nonredeemable preferred stock (cost $6,008,950, $5,725,500 and $5,975,500, respectively)	5,247,359	5,695,567	6,153,673
Investment real estate, at cost, net of depreciation	10,943,776	10,540,426	10,326,864
Short-term investments, at cost which approximates fair value	3,139,868	1,982,122	1,553,764

Total investments	223,448,782	218,085,184	220,676,295

Cash	1,469,541	1,080,435	858,085
Accrued investment income	1,934,712	1,927,901	1,917,218
Receivable from brokers for sales of
doubtful accounts of $530,000 for each period)	19,719,340	14,892,647	16,843,834
Balances due from reinsurers	3,472,137	71,755	155,328
Funds held by ceding reinsurers	40,000	40,000	35,756
Federal income taxes recoverable	27,885	686,240	1,071,876
State income taxes recoverable	14,427	-	-
Deferred income taxes	2,425,751	4,153,393	1,721,476
Deferred insurance acquisition costs	14,306,963	12,644,189	13,785,484
Prepaid reinsurance premiums	1,679,606	1,287,627	1,151,179
Due from securities brokers	5,638,921	639,136	3,435,821
Other assets	2,959,744	2,114,074	2,373,758

TOTAL ASSETS	$277,137,809	$257,622,581	$264,026,110

CAPITOL TRANSAMERICA CORPORATION CONSOLIDATED BALANCE SHEETS
	September 30, 2000	December 31, 1999	September 30, 1999
LIABILITIES
Policy liabilities and accruals:
Reserve for losses	$53,345,849	$53,575,780	$52,981,090
Reserve for loss adjustment expenses	23,447,613	23,680,412	24,636,275
Unearned premiums	46,348,561	39,454,257	40,912,754

Total Policy Liabilities and Accruals	123,142,023	116,710,449	118,530,119

Accounts payable	3,715,309	3,950,898	4,063,395
Claim drafts outstanding	3,560,375	1,854,701	3,550,135
Due to securities brokers	908,712	-	903,677
Balances due to reinsurers	1,418,708	1,541,460	1,318,840
Accrued premium taxes	573,524	338,863	271,889

Total Other Liabilities	10,176,628	7,685,922	10,107,936

Total Liabilities	133,318,651	124,396,371	128,638,055

SHAREHOLDERS' INVESTMENT
Common stock ($1.00 par value, authorized 15,000,000 shares,
issued 11,558,166, 11,538,970 and 11,536,015 shares respectively)	11,558,166	11,538,970	11,536,015
Paid-in surplus	22,727,877	22,594,538	22,570,682
Accumulated other comprehensive loss (net of deferred tax
benefit of ($439,587), ($2,133,595) and ($129,901), respectively)	(816,376)	(3,962,398)	(241,248)
Retained earnings	113,634,940	103,577,193	102,018,165

Shareholders' investment before treasury stock	147,104,607	133,748,303	135,883,614

Treasury stock (505,967, 271,071 and 268,146 shares, respectively, at cost)	(3,285,449)	(522,093)	(495,559)

Total Shareholders' Investment	143,819,158	133,226,210	135,388,055

Total Liabilities and Shareholders' Investment	$277,137,809	$257,622,581	$264,026,110

Book Value Per Share	$13.01	$11.82	$12.02

Shares Outstanding	11,052,199	11,267,899	11,267,869

CAPITOL TRANSAMERICA CORPORATION CONSOLIDATED STATEMENTS OF INCOME

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2000	1999	2000	1999
REVENUES
Premiums earned	$64,832,530	$62,485,746	$22,751,882	$20,969,513
Net investment income	6,800,513	6,738,773	2,298,110	2,299,894
Realized investment gains	7,275,290	7,796,106	3,296,312	2,535,863
Other revenues	253,434	181,010	96,021	51,940

Total Revenues	79,161,767	77,201,635	28,442,325	25,857,210

LOSSES INCURRED AND EXPENSES
Losses incurred	29,794,673	25,412,081	12,667,179	9,721,718
Loss adjustment expenses incurred	7,945,275	7,747,385	3,026,527	3,649,534
Underwriting, acquisition and insurance expenses	24,544,624	22,487,587	8,102,761	7,425,510
(Increase)/Decrease in deferred insurance acquisition costs	(1,662,774)	(260,707)	(246,845)	329,556
Other expenses	1,077,524	1,005,284	371,816	334,568

Total Losses Incurred and Expenses	61,699,322	56,391,630	23,921,438	21,460,886

Income from operations before income taxes	17,462,445	20,810,005	4,520,887	4,396,324

Income tax expense (benefit)
Current	5,032,432	6,555,699	1,240,703	1,597,051
Deferred	33,632	(110,574)	(43,567)	(308,160)

	5,066,064	6,445,125	1,197,136	1,288,891

Net Income	$12,396,381	$14,364,880	$3,323,751	$3,107,433

INCOME PER SHARE- BASIC	$1.11	$1.28	$0.30	$0.28

Weighted Average Number of Shares Outstanding- Basic	11,177,654	11,241,710	11,177,654	11,241,710

INCOME PER SHARE- DILUTED	$1.11	$1.27	$0.30	$0.28

Weighted Average Number of Shares Outstanding- Diluted	$11,211,427	$11,271,876	$11,211,427	$11,271,876

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (LOSS)

	Common Stock (Par Value $1.00)	Paid-In Surplus	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock
Balance, January 1, 1998	$11,502,520	$21,832,206	$-	$32,676,572	$73,732,118	$(401,275)
Comprehensive income
Net income	-	-	19,423,913	-	19,423,913	-

Other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of deferred taxes	-	-	(6,078,237)	-	-	-
Less: reclassification adjustment, net of tax of $4,619,349, for gain included in net income	-	-	(8,578,790)	-	-	-

Other comprehensive loss	-	-	(14,657,027)	(14,657,027)	-	-

Comprehensive income	-	-	4,766,886	-	-	-
Stock options exercised	26,856	142,409	-	-	-	(18,952)
Purchases and sales of treasury stock, net	-	271,751	-	-	-	(75,332)
Cash dividends declared	-	-	-	-	(3,139,786)	-

Balance, December 31, 1998	11,529,376	22,246,366	-	18,019,545	90,016,245	(495,559)
Comprehensive income
Net income	-	-	16,712,463	-	16,712,463	-

Other comprehensive loss
Unrealized depreciation on available-for-sale securities, net of deferred taxes	-	-	(16,662,277)	-	-	-
Less: reclassification adjustment, net of tax of $2,864,435, for gain included in net income	-	-	(5,319,666)	-	-	-

Other comprehensive loss	-	-	(21,981,943)	(21,981,943)	-	-

Comprehensive loss	-	-	(5,269,480)	-	-	-
Stock options exercised	9,594	57,748	-	-	-	(26,534)
Purchases and sales of treasury stock, net	-	290,424	-	-	-	-
Cash dividends declared	-	-	-	-	(3,151,515)	-

Balance, December 31, 1999	$11,538,970	$22,594,538	$-	$(3,962,398)	$103,577,193	$(522,093)
Comprehensive income
Net income	-	-	12,396,381	-	12,396,381	-

Other comprehensive income
Unrealized depreciation on available-for-sale securities, net of deferred taxes	-	-	7,874,961	-	-	-
Less: reclassification adjustment, net of tax of $2,546,352, for gain included in net income	-	-	(4,728,939)	-	-	-

Other comprehensive loss	-	-	3,146,022	3,146,022	-	-

Comprehensive income	-	-	15,542,403	-	-	-
Stock options exercised	19,196	133,339	-	-	-	(76,250)
Purchases and sales of treasury stock, net	-	271,751	-	-	-	(2,687,106)
Cash dividends declared	-	-	-	-	(2,338,634)	-

Balance, September 30, 2000	$11,558,166	$22,727,877	$-	$(816,376)	$113,634,940	$(3,285,449)

CAPITOL TRANSAMERICA CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
	September 30, 2000	December 31, 1999	September 30, 1999
Cash flows provided by (used for) operating activities:
Net Income	$12,396,381	$16,712,463	$14,364,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	897,412	1,161,702	815,254
Realized investment gains	(7,275,290)	(8,184,101)	(7,796,106)
Change in:
Deferred insurance acquisition costs	(1,662,774)	880,588	(260,707)
Unearned premiums	6,894,304	(2,087,175)	(628,678)
Allowance for doubtful accounts receivable from agents	-	30,000	30,000)
Accrued investment income	(6,811)	(248,903)	(238,220)
Receivables from agents, insureds and others	(4,826,693)	2,294,999	343,812
Balances due to/from reinsurers	230,148	317,498	271,121
Reinsurance recoverable on paid and unpaid losses	(3,753,282)	1,026,426	766,610
Funds held by ceding reinsurers	-	(4,244)	-
Income taxes payable/recoverable	643,928	(635,702)	(1,021,338)
Deferred income taxes	33,634	(538,796)	(110,575)
Due to/from securities brokers	(4,091,073)	763,512	(1,129,496)
Prepaid reinsurance premiums	(391,979)	(560,553)	(424,105)
Other assets	(683,062)	(332,788)	(612,445)
Reserve for losses and loss adjustment expenses	(462,730)	(1,247,858)	(886,685)
Accounts payable	1,470,085	(371,947)	1,435,984
Accrued premium taxes	234,661	101,692	34,718

Net cash provided by (used for) operating activities	(353,141)	9,076,813	4,954,024

Cash flows provided by (used for) investing activities:
Proceeds from sales of available-for-sale investments	17,600,356	29,718,246	27,319,608
Purchases of available-for-sale investments	(14,617,489)	(44,377,254)	(36,970,188)
Maturities of available-for-sale investments	3,447,617	8,690,009	6,555,425
Purchase of depreciable assets	(738,782)	(751,534)	(513,217)

Net cash provided by (used for) investing activities	5,691,702	(6,720,533)	(3,608,372)

Cash flows provided by (used for) financing activities:
Cash dividends paid	(2,338,634)	(3,151,515)	(2,362,960)
Stock options exercised	76,285	40,808	40,531
Net (cost of) proceeds from (purchase) sale of treasury stock	(2,687,106)	290,424	290,424

Net cash used for financing activities	(4,949,455)	(2,820,283)	(2,032,005)

Net increase (decrease) in cash	389,106	(464,003)	(686,353)
Cash, beginning of period	1,080,435	1,544,438	1,544,438

Cash, end of period	$1,469,541	$1,080,435	$858,085

Cash paid during the year for:
Income taxes	$4,380,677	$8,611,726	$8,377,064

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

The Company has three business segments, which are segregated based on the types of products and services provided. The segments are (1) property and casualty, (2) fidelity and surety, and (3) discontinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows:

	September 30, 2000	December 31, 1999	September 30, 1999
Total Revenues:
Property & Casualty	$54,632,636	$69,183,120	$52,407,467
Fidelity & Surety	15,760,898	19,587,513	14,994,117
Reinsurance Assumed	658,877	727,895	599,351

Totals:	$71,052,411	$89,498,528	$68,000,935

Before-tax Profit (Loss):
Property & Casualty	$5,065,563	$16,939,311	$9,470,258
Fidelity & Surety	1,585,773	(2,840,387)	1,863,266
Reinsurance Assumed	1,495,625	292,609	342,693

Totals:	$8,146,961	$14,391,533	$11,676,217

Reconciliation to Consolidated GAAP:
Capital and Surplus	7,885,316	9,466,745	7,842,507
Inter-company adjustments	1,430,168	52,419	1,291,281

Consolidated net income before tax:	$17,462,445	$23,910,697	$20,810,005
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

	September 30, 2000	December 31, 1999	September 30, 1999
Gross Premiums Written	$76,777,047	$86,002,801	$65,473,654
Reinsurance Ceded	5,442,191	5,809,425	4,040,692

Net Premiums Written	$71,344,856	$80,193,376	$61,432,962

Net Premiums Earned	$64,832,531	$82,841,104	$62,485,746

Net Unearned Premium Reserve	$46,348,561	$39,454,257	$40,912,754

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

	September 30, 2000	December 31, 1999	September 30, 1999
Insurance Operating Ratios (Statutory Basis):
Losses & Loss Adjustment Expenses	58.4%	54.9%	53.3%
Underwriting Expenses	35.1%	37.0%	37.5%

Combined Ratio	93.5%	91.9%	90.8%

The Company's combined ratio consistently compares very favorably to the industry average, as indicated by the following chart:

	Year-to-date 2000	Year-end 1999	Year-end 1998
Combined Ratio
Company	93.5%	91.9%	95.0%
Industry Average *	108.3%	110.5%	107.4%

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

	September 30, 2000	December 31, 1999	September 30, 1999
Investments:
Invested Assets	$223,448,782	$218,085,184	$220,676,295
Net Investment Income	6,800,513	9,136,244	6,738,773
Percent of Return to Average Carrying Value	4.0%	4.2%	4.2%
Realized Gains	7,275,290	8,184,101	7,796,106
Change in Unrealized Gains	$3,146,022	$(21,981,943)	$(18,260,793)

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

INSURANCE SUBSIDIARY FINANCIAL STATEMENTS Statutory Basis as Reported to State Regulatory Authorities September 30, 2000, December 31, 1999 and September 30, 1999
CAPITOL INDEMNITY CORPORATION Balance Sheets	September 30, 2000	December 31, 1999	September 30, 1999
ASSETS
Cash and Invested Assets	$211,845,785	$204,375,352	$205,922,046
Other Assets	32,294,910	16,790,134	21,481,632

Total Assets	$244,140,695	$221,165,486	$227,403,678

LIABILITIES
Reserves for Losses and Loss Expenses	$76,253,944	$77,044,646	$77,294,600
Unearned Premiums	44,668,955	38,166,630	39,761,575
Other Liabilities	17,162,732	14,383,974	18,413,287

Total Liabilities	138,085,631	129,595,250	135,469,462

SURPLUS AS REGARDS POLICYHOLDERS
Shareholder's Equity	106,055,064	91,570,236	91,934,216

Total Liabilities and Capital	$244,140,695	$221,165,486	$227,403,678

Statements of Income
Premiums Earned	$64,832,531	$82,841,104	$62,485,746
Underwriting Deductions	62,984,073	75,368,177	56,535,507

Net Underwriting Gain	1,848,458	7,472,927	5,950,239

Investment Income Including Sales	13,851,823	15,876,984	13,178,590
Other Income	253,374	247,184	179,106
Dividends to Policyholders	400,688	363,074	283,352
Income Tax Expense	4,679,263	6,927,999	5,808,103

Net Income	$10,873,704	$16,306,022	$13,216,480

CAPITOL SPECIALTY INSURANCE CORPORATION
Balance Sheets
ASSETS
Cash and Invested Assets	$4,409,431	$4,648,359	$4,687,587
Other Assets	184,411	224,846	239,990

Total Assets	$4,593,842	$4,873,205	$4,927,577

LIABILITIES
Liabilities other than for Insurance Obligations	$7,713	$7,711	$7,710

Total Liabilities	7,713	7,711	7,710

SURPLUS AS REGARDS POLICYHOLDERS
Shareholder's Equity	4,586,129	4,865,494	4,919,867

Total Liabilities and Capital	$4,593,842	$4,873,205	$4,927,577

Statements of Income
Underwriting Deductions	$5,028	$6,659	$6,189

Net Underwriting (Loss) Gain	(5,028)	(6,659)	(6,189)

Investment Income Including Sales	190,045	950,853	884,191
Income Tax Expense	17,868	255,061	250,674

Net Income	$167,149	$689,133	$627,328

PART II

Other Disclosures

Item 1.	Legal Proceedings
Reference is made to footnote number 8 "Contingent Liabilities" on page 9 of this report.
Item 2.	Changes in Securities and Use of Proceeds
NONE
Item 3.	Defaults Upon Senior Securities
NONE
Item 4.	Submission of Matters to a Vote of Security Holders
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
CAPITOL TRANSAMERICA CORPORATION
Date: November 6, 2000	/s/ George A. Fait George A. Fait Chairman of the Board and President
Date: November 6, 2000	/s/ Paul J. Breitnauer Paul J. Breitnauer Vice President and Treasurer

18