Form 10-K
period 2000-12-31
CAPITOL TRANSAMERICA CORP
filed 2001-04-02
CIK 17385

________________________________________________________________________________
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

  For the fiscal year ended December 31, 2000    Commission file number: 0-2047
                            -----------------                            ------

                        CAPITOL TRANSAMERICA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                                  39-1052658
------------------------------------                    ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

      4610 University Avenue
         Madison, Wisconsin                                  53705-0900
   -----------------------------------------               --------------
   (Address of principal executive offices)                  (Zip code)


     Registrant's telephone number, including area code      (608) 231-4450
                                                        -------------------

          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of l934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X       NO
                                     --

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form  10-K.  [   ].

Based on the closing average of the bid (13 1/4) and asked price (14), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 2001 was approximately $149,177,700.

Indicate the number of shares of each of the issuer's class of common stock, as of the latest practicable date:

                                At March 9, 2001

                         Common Stock, $1.00 Par Value;

                              Issued:   11,560,189

                           Outstanding:   10,948,822


DOCUMENTS  INCORPORATED  BY  REFERENCE
Schedule P of the Annual Statements of Capitol Indemnity Corporation and Capitol Specialty Insurance Corporation are incorporated by reference into Part I. Portions of the proxy statement for the annual shareholders meeting to be held May 14, 2001 are incorporated by reference into Part III.


                                Total  Pages:  41
--------------------------------------------------------------------------------

                            Form 10-K (Annual Report)
                            -------------------------
                        Capitol Transamerica Corporation
                        --------------------------------
                                     Part I
                                     ------

Item  1.  Business
-------   --------
     (a)  General  Development  of  Business
          ----------------------------------
          Capitol Transamerica Corporation (CTC) is a holding company with assets exceeding $283 million. CTC was formed in 1965 and owns 100% of Capitol Indemnity Corporation (CIC), Capitol Specialty Insurance Corporation (CSIC), and Capitol Facilities Corporation (CFC). Both CIC and CSIC are property and casualty insurance companies. CIC writes a complete portfolio of fidelity and surety bonds and specialty insurance coverages, while CSIC has been largely inactive due to market conditions. CIC operates on an admitted basis in thirty-six states and on an excess/surplus lines basis in one state. CFC is a non-insurance entity available for other business opportunities.

          Some  of  the  specialty  property and casualty coverages written are:
          Barber & Beauty Shops, Bowling Alleys, Contractors/Manufacturers, Day Care Centers, Deer Hunters Accident, Detective/Guard Agencies, Equipment Breakdown, Golf Courses, Nurses Professional, Resorts/Campgrounds, Restaurants, Special Events, Clubs, Sportsman's Accident, Tanning/Toning Salons and Taverns.

          The full line of surety and fidelity bonds includes: Contractor's Performance and Payment Bonds, License/Permit Bonds, Fiduciary Bonds, Judicial Bonds and Commercial Fidelity Bonds.

          The results of operations have remained most favorable since 1986 with substantial increases in premium volume, profitability and shareholders' investment.

     (b)  Information  about  Industry  Segments
          --------------------------------------

          General:
          -------
          The subsidiaries of the Company, through licensed agents, are involved only in the business of underwriting property, casualty, fidelity and surety insurance on selected risks. The Company conducts business with insurance agents located throughout the United States. As of December 31, 2000 and 1999, no amount due from agents located in any one state exceeded 15% of total balances; no industry segment other than insurance amounted to 10% or more of the Company's gross or net income and no agent had writings in excess of 10% of the Company's gross premiums in 2000, 1999 or 1998. During 2000, 1999 and 1998, direct premiums written in Wisconsin accounted for approximately 19%, 19% and 17%, respectively, and direct premiums written in Illinois accounted for approximately 14%, 14% and 14%, respectively, of the total direct premiums written by the Company. No other state exceeded 10%.

     (c)  Narrative  Description  of  Business
          ------------------------------------

          Competitive  Conditions:
          -----------------------
          All business written by the Company is highly competitive in the areas of price, service and agent relationships. The large number of insurers transacting business at rates which are independently regulated by their respective insurance departments compete aggressively for desirable business. Because of limitations in capacity and other regulatory restrictions, companies the size of CIC are sometimes at a disadvantage when competing with larger insurance companies.

          CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 2000, CIC reported $107.9 million in surplus as regards policyholders, approximately $84.6 million in excess of the required amount. In addition, CIC is required to report a minimum 60% loss and loss expense ratio for the most current three years on certain liability lines as well as a minimum 65% ratio on the workers compensation line. Based upon actual historical experience, the Company's ratios are substantially less than the requirement and had the company not included the excess statutory reserves over statement reserves in reporting to regulatory authorities, surplus would have been $110.6 million at December 31, 2000.

          Importance  and  Effect  of  Licenses:
          -------------------------------------
          Generally speaking, insurance companies must be licensed by the states in which the insurance is written. Forms and rates for each policy offered are filed with individual state insurance departments.

          Number  of  Persons  Employed:
          -----------------------------
          Capitol Transamerica Corporation and subsidiaries employ approximately 200 people.

Item  1(c).          (continued)
-----------

     Information  as  to  Similar  Products  or  Services:
     -----------------------------------------------------
     Gross premiums written, reinsurance ceded and net premiums written for the past five years are as follows:

                                            2000
                           -------------------------------------
                              Gross        Ceded         Net
                           ------------  ----------  -----------
Accident and Health        $  2,234,341  $1,940,917  $   293,424
Burglary and Theft               13,838           -       13,838
Fidelity                      1,315,459      87,659    1,227,800
Fire and Allied Lines           233,707       4,008      229,699
Inland Marine                 1,067,314     802,577      264,737
Liability                    10,841,327     265,893   10,575,434
Commercial Multiple Peril    60,080,487   3,926,534   56,153,953
Workers' Compensation         5,607,168       9,339    5,597,829
Surety                       20,716,575   1,181,507   19,535,068
                           ------------  ----------  -----------
                           $102,110,216  $8,218,434  $93,891,782
                           ============  ==========  ===========

                                            1999
                           -------------------------------------
                              Gross       Ceded         Net
                           -----------  ----------  -----------
Accident and Health        $ 1,783,585  $1,493,857  $   289,728
Burglary and Glass               8,043           -        8,043
Fidelity                     1,529,920      77,098    1,452,822
Fire and Allied Lines          219,222       3,986      215,236
Inland Marine                  523,766     383,631      140,135
Liability                    8,086,932     163,639    7,923,293
Commercial Multiple Peril   50,787,804   2,734,476   48,053,328
Workers' Compensation        4,549,679           -    4,549,679
Surety                      18,513,849     952,737   17,561,112
                           -----------  ----------  -----------
                           $86,002,800  $5,809,424  $80,193,376
                           ===========  ==========  ===========

                                            1998
                           -------------------------------------
                              Gross       Ceded         Net
                           -----------  ----------  -----------
Accident and Health        $ 1,884,645  $1,596,313  $   288,332
Burglary and Glass               4,897           -        4,897
Fidelity                     1,172,166      50,915    1,121,251
Fire and Allied Lines          319,109       5,621      313,488
Inland Marine                  828,791     714,331      114,460
Liability                    9,669,318     136,386    9,532,932
Commercial Multiple Peril   49,502,961   1,914,558   47,588,403
Workers' Compensation        4,059,756           -    4,059,756
Surety                      20,487,509     735,055   19,752,454
                           -----------  ----------  -----------
                           $87,929,152  $5,153,179  $82,775,973
                           ===========  ==========  ===========

Item  1(c).          (continued)
-----------

                                            1997
                           -------------------------------------
                              Gross       Ceded         Net
                           -----------  ----------  -----------
Accident and Health        $ 5,090,314  $4,817,208  $   273,106
Burglary and Glass               4,189           -        4,189
Fidelity                     1,230,700      22,697    1,208,003
Fire and Allied Lines          424,516       4,296      420,220
Inland Marine                1,076,850     953,052      123,798
Liability                   10,967,296     143,567   10,823,729
Commercial Multiple Peril   52,132,045   1,599,619   50,532,426
Workers' Compensation        3,381,685           -    3,381,685
Surety                      25,200,251     402,612   24,797,639
                           -----------  ----------  -----------
                           $99,507,846  $7,943,051  $91,564,795
                           ===========  ==========  ===========

                                            1996
                           -------------------------------------
                              Gross        Ceded         Net
                           -----------  -----------  -----------
Accident and Health        $   238,615  $        -   $   238,615
Burglary and Glass              32,189           -        32,189
Fidelity                     1,317,643      25,958     1,291,685
Fire and Allied Lines          698,783        (271)      699,054
Inland Marine                  987,201       2,802       984,399
Liability                   13,048,828     130,503    12,918,325
Commercial Multiple Peril   48,790,958   1,027,117    47,763,841
Workers' Compensation        2,470,176      17,104     2,453,072
Surety                      23,354,994     492,849    22,862,145
                           -----------  -----------  -----------
                           $90,939,387  $1,696,062   $89,243,325
                           ===========  ===========  ===========

(d) Copies of "Schedule P" of the Annual Statements filed with State Regulatory Authorities by CIC and CSIC are incorporated herein by reference and are available upon request.

(e)  Discussion  Topics
     ------------------

     The following discussion topics, if applicable, have been included in Management's Discussion and Analysis of Financial Condition and Results of Operations and/or the Notes to Consolidated Financial Statements and the accompanying Schedules which appear elsewhere in this Annual Report:

          (1) Reinsurance transactions which have a material effect on earnings or reserves.

          (2)  Significant reserving assumptions including any recent changes.

          (3) The nature of recent changes in the terms under which reinsurance is ceded to other insurers.

          (4) Changes in the mix of business, including but not limited to changes in the location of business, geographic mix and types of risks assumed.

          (5) Changes in payment patterns due to portfolio loss transfers, structured settlements and other transactions and circumstances.

          (6)  Unusually  large  losses  or  gains.


(f)  Reconciliation  of  Loss  and  Loss  Adjustment  Expense  Reserves:
     -------------------------------------------------------------------


                                                                 2000          1999          1998
                                                             ------------  ------------  ------------
Balances at January 1,                                       $77,256,192   $78,504,050   $71,472,338
Reinsurance balances                                             121,478    (1,101,770)         (594)
                                                             ------------  ------------  ------------
Net reserves                                                  77,377,670    77,402,280    71,471,744

Incurred losses and loss adjustment expenses related to:
     Current year                                             60,051,007    47,749,455    49,862,090
     Prior years:
        Direct losses (net of recoveries)                     (1,744,893)     (562,627)    4,091,923
        Direct loss adjustment expenses (net of recoveries)      520,814    (2,379,899)   (1,956,631)
        Discontinued assumed reinsurance                      (1,325,553)      493,912       379,732
                                                             ------------  ------------  ------------
            Total prior years                                 (2,549,632)   (2,448,614)    2,515,024

Total incurred                                                57,501,375    45,300,841    52,377,114
                                                             ------------  ------------  ------------

Paid losses and loss adjustment expenses related to:
     Current year                                             25,045,636    18,642,962    20,035,517
     Prior years                                              29,411,213    26,682,489    26,370,166
                                                             ------------  ------------  ------------
Total paid                                                    54,456,849    45,325,451    46,405,683
                                                             ------------  ------------  ------------

Other adjustments, net                                                 -             -       (40,895)
                                                             ------------  ------------  ------------

Net balance at December 31                                    80,422,196    77,377,670    77,402,280
Reinsurance balances                                          (2,441,223)     (121,478)    1,101,770
                                                             ------------  ------------  ------------

Balances at December 31,                                     $77,980,973   $77,256,192   $78,504,050
                                                             ============  ============  ============

(g)     Loss Reserve Development                          Consolidated (in millions of dollars)

  Year ended:                                     1991     1992     1993     1994     1995     1996     1997   1998   1999   2000
                                                 -------  -------  -------  -------  -------  -------  ------  -----  -----  -----
  Reserves for losses and loss
    adjustment expenses                          $ 14.5   $ 18.1   $ 19.3   $ 27.5   $ 38.5   $ 47.7   $71.5   $78.5  $77.3  $78.0

  Re-estimated reserves:
    One year later                                 19.5     21.2     25.5     33.8     43.4     65.8    75.1    74.9   73.3
    Two years later                                21.3     23.8     31.2     37.5     57.7     65.9    72.0    71.0      -
    Three years later                              22.7     28.3     33.5     51.4     56.2     65.6    67.0       -      -
    Four years later                               25.9     30.7     43.6     48.2     54.4     60.9       -       -      -
    Five years later                               27.9     38.6     42.7     45.3     51.7        -       -       -      -
    Six years later                                34.7     38.0     40.0     43.8        -        -       -       -      -
    Seven years later                              34.2     37.1     38.3        -        -        -       -       -      -
    Eight years later                              34.2     35.3        -        -        -        -       -       -      -
    Nine years later                               32.6        -        -        -        -        -       -       -      -

  Cumulative (deficiency) redundancy              (18.1)   (17.2)   (19.0)   (16.3)   (13.2)   (13.2)    4.5     7.5    4.0
                                                 =======  =======  =======  =======  =======  =======  ======  =====  =====

  Cumulative (deficiency) redundancy
  from discontinued reinsurance
  assumed operations                              (12.2)   (11.0)   (10.0)    (8.9)    (8.0)    (6.5)   (5.2)    0.4    0.8
                                                 -------  -------  -------  -------  -------  -------  ------  -----  -----

  Cumulative (deficiency)
      redundancy from
  continuing operations                            (5.9)    (6.2)    (9.0)    (7.4)    (5.2)    (6.7)    9.7     7.1    3.2
                                                 =======  =======  =======  =======  =======  =======  ======  =====  =====

  Cumulative amount of liability paid through:

    One year later                                  7.6      9.4      9.9     12.2     16.2     21.2    26.4    26.7   29.1
    Two years later                                12.7     14.1     17.2     21.4     26.6     34.6    40.5    43.8      -
    Three years later                              15.4     18.9     23.6     27.5     34.2     44.3    50.0       -      -
    Four years later                               18.7     23.0     27.0     31.7     38.4     48.9       -       -      -
    Five years later                               21.6     25.0     28.7     33.3     41.6        -       -       -      -
    Six years later                                22.8     26.5     29.5     34.9        -        -       -       -      -
    Seven years later                              23.9     27.2     30.1        -        -        -       -       -      -
    Eight years later                              24.5     27.3        -        -        -        -       -       -      -
    Nine years later                               24.6        -        -        -        -        -       -       -      -

This table does not present accident or policy year development data, which readers may be more accustomed to analyzing. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future redundancies or deficiencies based on this table. There are no specific provisions for the effects of inflation or other factors which may cause a future change in claim costs.

The Company withdrew from the reinsurance assumed business in 1976; however, it remains involved with treaties that cover certain risks which have had significant development industry-wide over the past several years. Due to the nature of this discontinued assumed business, ultimate losses may, and often do, vary from current estimates. See footnote 4(b) of the notes to the consolidated financial statements.

(h)  Reconciliation  of  Statutory  to  Generally Accepted Accounting Principles
     (GAAP)  reserves:

                                                                    For the Year  Ended  December  31,
                                                                    ----------------------------------
                                                                     2000          1999          1998
                                                                 ------------  ------------  ------------
Balance,  December  31,  as reported to the
     Insurance Commissioner of the
     State of Wisconsin:
                  - CIC                                          $80,127,074   $77,044,646   $77,094,939

                   CSIC                                                    -             -       367,612

Funds withheld from reinsurers, reclassified to
     loss reserves on a GAAP basis                                   417,789       412,481       408,516

Reserve for return of disability premiums, reclassified
     to loss reserves on a GAAP basis                                  3,369        19,517        24,064

GAAP adjustment to gross up reserves
     for the effect of reinsurance                                (2,494,771)     (185,866)      669,190

Other, net                                                           (72,488)      (34,586)      (60,271)
                                                                 ------------  ------------  ------------

Balance, December 31, on a GAAP basis                            $77,980,973   $77,256,192   $78,504,050
                                                                 ============  ============  ============

Item  2.  Properties
--------  ----------

          Capitol Transamerica Corporation leases premises in the Pyare Square building located at 4610 University Avenue, Madison, Wisconsin 53705, as follows:

               Approximately 45,940 square feet occupying all or a portion of the 1st, 2nd, 3rd, 6th, and 9th through 14th floors. The term of the lease is from June 1, 1999 through August 31, 2002, with two three year options to renew after that date.

          The Company also leases approximately 2,900 square feet of storage space from the President of the Company in a personally owned warehouse at terms as favorable as those available from unaffiliated third parties.

          The Company also leases 3,317 square feet of office space in Las Vegas, Nevada. The term of the lease is from February 1, 1998 to February 28, 2006.

Item  3.  Legal  Proceedings
--------  ------------------

          Capitol Indemnity Corporation (CIC) is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordinary course of business in the insurance industry. The reserves for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all claims involving lawsuits. Such estimates are continually reviewed and updated. The reserves for losses and loss adjustment expenses at December 31, 2000, are, in the opinion of management, adequate to absorb claims arising from those routine legal proceedings presently in process against the Company.

Item  4.  Submission  of  Matters  to  a  Vote  of  Shareholders
--------  ------------------------------------------------------

          No matters were submitted to a vote of shareholders during the Company's fourth fiscal quarter ended December 31, 2000.

Item  5.  Market  Information,  Dividends  and  Other  Information
--------  --------------------------------------------------------

On March 9, 2001, the approximate number of registered shareholders was 2,500. CTC is publicly owned and traded on the National Over-the-Counter Market, symbol CATA. The market price of the stock during 2000 was a low of 9 3/8 and a high of 13 1/4 with the equivalent of 1.8 million shares traded.

Quarterly  high  and  low  quoted  prices,  which are obtained from the National
Association  of  Securities  Dealers,  are  illustrated  below.

                     2000                           1999
          --------------------------     ----------------------------
Quarter    High    Low    Dividends       High     Low     Dividends
--------  ------  ------  ----------     ------  --------  ----------

First     13 1/4   9 3/8  $      .07     19 1/2    14 1/8  $      .07
Second        13      10         .07     15 3/8    12 1/2         .07
Third     12 1/4  10 7/8         .07     15 1/4  13  5/16         .07
Fourth    12 7/8  10 3/8         .07         14     9 1/2         .07
          ------  ------  ----------     ------  --------  ----------
Year      13 1/4   9 3/8  $      .28     19 1/2     9 1/2  $      .28
          ======  ======  ==========     ======  ========  ==========

For the period January 1 through March 9, 2001, the high ask price was 14 7/16 and the low bid price was 12 1/8. A regular cash dividend of $.08 per share was paid on March 23, 2001, to shareholders of record on March 9, 2001.

Future dividend payments must be authorized by the Board of Directors and will be dependent on operating results, capital requirements and the financial condition of the Company.

   Subsidiaries                                      S.E.C. Form 10-K
   ------------                                      ----------------
   Capitol Indemnity Corporation                     Copies of the Company's Annual Report
   Capitol Specialty Insurance Corporation           filed with the Securities and Exchange
   Capitol Facilities Corporation                    Commission, including exhibits, are
                                                     available by written request addressed to:
   Independent Public Accountants
   ------------------------------
                                                     Paul J. Breitnauer
   Ernst & Young LLP                                 Vice President & Treasurer
   111 East Kilbourn Avenue                          4610 University Ave.
   Milwaukee, Wisconsin 53202                        Madison, Wisconsin 53705-0900

   Transfer Agent and Registrar                      Annual Meeting
   ----------------------------                      --------------

   Firstar Trust Co.                                 The Company's Annual Meeting
   Corporate Trust Department                        will be held Monday, May 14, 2001
   1555 N. River Center Drive                        4:00 PM at the
   Suite 301                                         Marriott Inn - Madison West
   Milwaukee, Wisconsin 53212                        1313 John Q. Hammond Drive
                                                     Middleton, Wisconsin 53562

   Common stock
   ------------

   Listed:          OTC
   Quoted:          NASD (CATA)

Item  6.  FIVE  YEAR  CONSOLIDATED  SUMMARY  OF SELECTED FINANCIAL DATA:
--------  --------------------------------------------------------------

                                                            2000           1999           1998           1997           1996
                                                        -------------  -------------  -------------  -------------  -------------
Gross Premiums Written                                  $102,110,215   $ 86,002,801   $ 87,929,152   $ 99,507,846   $ 90,939,387
                                                        =============  =============  =============  =============  =============
Net Premiums Written                                    $ 93,891,782   $ 80,193,376   $ 82,775,973   $ 91,564,795   $ 89,243,325
                                                        =============  =============  =============  =============  =============
Premiums Earned                                         $ 88,184,842   $ 82,841,104   $ 88,629,476   $ 87,451,620   $ 77,347,319
Net Investment Income                                      9,163,062      9,136,244      9,119,936      8,580,713      7,155,382
Realized Investment Gains                                 11,805,350      8,184,101     13,198,139     15,370,384      8,468,911
Other Revenues                                               355,208        249,672        113,005         36,801        382,130
                                                        -------------  -------------  -------------  -------------  -------------
Total Revenues                                           109,508,462    100,411,121    111,060,556    111,439,518     93,353,742
                                                        -------------  -------------  -------------  -------------  -------------
Losses and Loss Adjustment Expenses Incurred              57,501,375     45,300,841     52,377,114     61,128,402     41,165,776
Underwriting and Other Expenses                           32,688,826     31,199,583     30,682,454     28,587,186     26,680,657
                                                        -------------  -------------  -------------  -------------  -------------
Total Losses Incurred and Expenses                        90,190,201     76,500,424     83,059,568     89,715,588     67,846,433
                                                        -------------  -------------  -------------  -------------  -------------
Income from Operations Before Income Taxes                19,318,261     23,910,697     28,000,988     21,723,930     25,507,309
Income Tax Expense                                         4,864,944      7,198,234      8,577,075      6,532,051      7,158,151
                                                        -------------  -------------  -------------  -------------  -------------
Consolidated Net Income                                 $ 14,453,317   $ 16,712,463   $ 19,423,913   $ 15,191,879   $ 18,349,158
                                                        =============  =============  =============  =============  =============
Weighted Average Number of Shares Outstanding- Basic      11,124,074     11,252,358     11,206,018     11,151,428     11,077,501
                                                        =============  =============  =============  =============  =============
Weighted Average Number of Shares Outstanding- Diluted    11,158,462     11,297,289     11,280,442     11,285,751     11,315,758
                                                        =============  =============  =============  =============  =============
Income Per Share - Basic                                $       1.30   $       1.49   $       1.73   $       1.36   $       1.66
                                                        =============  =============  =============  =============  =============
Income Per Share - Diluted                              $       1.30   $       1.48   $       1.72   $       1.35   $       1.62
                                                        =============  =============  =============  =============  =============
Total Cash Dividends Per Share                          $       0.28   $       0.28   $       0.28   $       0.38   $       0.33
Consolidated Net Income and Cash Dividends Stated
   as a Ratio to Beginning Shareholders' Equity                 13.2%          14.1%          16.2%          16.7%          23.8%
Year End Financial Position:
   Assets                                               $283,258,052   $257,622,581   $277,359,597   $286,682,275   $228,885,454
   Shareholders' Investment                              145,699,869    133,226,210    141,315,973    139,342,141    116,581,883
   Book Value Per Share                                 $      13.23   $      11.82   $      12.59   $      12.46   $      10.50
                                                        -------------  -------------  -------------  -------------  -------------
Shares Outstanding                                        11,008,900     11,267,899     11,222,180     11,178,882     11,103,297
                                                        -------------  -------------  -------------  -------------  -------------
Insurance Operating Ratios (Statutory Basis):
   Losses and Loss Adjustment Expenses to
     Net Premiums Earned                                        65.4%          54.9%          59.4%          70.1%          53.5%
   Underwriting Expenses to Net Premiums Written                35.1%          37.0%          35.6%          32.1%          33.5%
                                                        -------------  -------------  -------------  -------------  -------------
   Combined Ratio                                              100.5%          91.9%          95.0%         102.2%          87.0%
                                                        =============  =============  =============  =============  =============
A. M. BEST Rating                                             A+             A+             A+             A+             A+
                                                           Superior       Superior       Superior       Superior       Superior
                                                        =============  =============  =============  =============  =============

Item  7.  Management's  Discussion  and  Analysis  of Financial Condition and
--------  -------------------------------------------------------------------
          Results  of  Operations
          -----------------------

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 37 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 77% of the business written while the fidelity-surety segment accounts for approximately
23%  of  the  Company's  business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, while the downward side of the cycle is characterized by inadequate rates, underwriting losses and, as a result, higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims which, in turn, are affected by natural disasters, regulatory measures and court decisions which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a considerable reduction in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be of concern to the Company and the property-casualty insurance industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Companys' niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.

OPERATING  RESULTS

     As mentioned in the Overview, management believes that the property-casualty insurance industry is in a downward cycle. Underwriting income decreased to a loss of $2,005,359 this year compared to income of $6,340,680 in 1999 and income of $5,569,908 in 1998. The 2000 decrease in underwriting income is due to larger than expected losses on a few specific claims as well as a $7,000,000 reserve strengthening for the increased premium volume. Had these items not occurred, underwriting income would have been approximately $13,000,000. Management is confident that the increased emphasis on prudent underwriting standards as well as aggressive marketing will assure a continuation of the Company's history of substantial underwriting profits and increasing shareholder value.

Gross premiums written during 2000 were $102,110,215, compared with $86,002,801 in 1999 and $87,929,152 in 1998. The premium growth in 2000 is due to the Company's concerted efforts to profitably grow its business as well as from rate increases. Management continually monitors the Company's expansion efforts to ensure that the Company is growing profitably.

Premiums earned are recognized as net revenues after reduction for reinsurance ceded and after establishment of the provision for the pro rata unearned portion of premiums written. Net premiums earned in 2000 totaled $88,184,842 compared with $82,841,104 and $88,629,476 in 1999 and 1998, respectively. The net unearned  premium  reserve was $45,587,586, $39,454,257, and $41,541,432 at each year  end.

                                        2000            1999           1998
     ---------------------------------------------------------------------------
     Gross Premiums Written        $   102,110,215  $  86,002,801  $  87,929,152
     Reinsurance Ceded                   8,218,433      5,809,425      5,153,179
     ---------------------------------------------------------------------------
     Net Premiums Written          $    93,891,782  $  80,193,376  $  82,775,973
     ===========================================================================
     Net Premiums Earned           $    88,184,842  $  82,841,104  $  88,629,476
     ===========================================================================
     Net Unearned Premium Reserve  $    45,587,586  $  39,454,257  $  41,541,432
     ===========================================================================

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

Insurance Operating Ratios (Statutory Basis):   2000   1999   1998
-------------------------------------------------------------------
Losses and Loss Adjustment Expenses            65.4%  54.9%  59.4%
      Underwriting Expenses                    35.1%  37.0%  35.6%
-------------------------------------------------------------------
      Combined Ratios                         100.5%  91.9%  95.0%
===================================================================

The Companys' combined ratio continues to compare very favorably to the industry average, as indicated by the following chart:

Combined Ratio                                           2000    1999    1998
------------------------------------------------------------------------------
Company                                                 100.5%   91.9%   95.0%
Industry Average *                                      109.3%  110.2%  105.9%
------------------------------------------------------------------------------
* The industry number for 2000 is the ratio for commercial carriers at September 30, 2000.

During the year, the Company continued the program of purchasing treasury stock for contingent commission payments. Under this program, the Company distributes shares of stock as additional compensation to agents based on achievement of premium growth and loss ratio targets for the agent's business in the prior year.

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

Investments:                              2000          1999           1998
--------------------------------------------------------------------------------
          Invested Assets             232,367,776   $218,085,184   $238,140,592
          Net Investment Income         9,163,062      9,136,244      9,119,936
          Percent of Return to
             Average Carrying Value           4.0%           4.2%           4.5%
          Realized Gains               11,805,350      8,184,101     13,198,139
          Change in Unrealized Gains    4,239,902   $(21,981,943)  $(14,657,027)
--------------------------------------------------------------------------------

The net unrealized gain of $4,239,902 for 2000 was comprised of a $1,482,391 unrealized gain on fixed maturities and a $2,757,511 unrealized gain on the Company's equity portfolio. Management has begun to gradually increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions provide an even greater opportunity to invest and build shareholder value over the long term. This appears to be coming to fruition, as evidenced by the current year's increase in unrealized gains.

Net investment income in 2000 amounted to $9,163,062 compared with $9,136,244 and $9,119,936 in 1999 and 1998, respectively. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets.

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

LOSS  RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims at the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $77,980,973 as of December 31, 2000, compared with $77,256,192 as of December 31, 1999. Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflow of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflow through premium collections, there is cash inflow obtained from interest and dividend income, maturities and sales of investments. Because cash inflow from premiums is received in advance of cash outflow required to settle claims, the Company accumulates funds which it invests pending liquidity requirements. Therefore, investments represent the majority (82.0% in 2000, 84.7% in 1999 and 85.9% in 1998) of the Company's assets. Cash outflow can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is potential for losses occurring either individually or in the aggregate. As a result, the Company maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment program is structured so that a forced sale liquidation of fixed maturities should not be necessary during the ordinary course of business. The Company has no material capital expenditure commitments.

MARKET  RISK

Market risk is defined as exposure to adverse fluctuations in interest rates, foreign currency exchange rates, and commodity or other price changes. The Company does not invest in derivatives or similar financial instruments, which are highly sensitive to market risk and which are the main focus of the new requirements. However, the requirements are broad enough in scope to encompass the potential impact of interest rate fluctuations on the Company's fixed income portfolio, as well as the potential impact of a severe drop in the stock market on the Company's equity investments.

The following table shows the interest rate sensitivity of the Company's fixed income investments (bonds and preferred stock) by presenting the projected impact of a parallel rise or decline in interest rates of 100 and 200 basis points. The interest rate fluctuation is assumed to occur on January 1, 2001 and remain in effect for the life of the fixed income portfolio.

                          Basis Point (Decrease) Increase
                                                     Current
Portfolio Characteristics     (200)      (100)     Market Rate     100       200
-----------------------------------------------------------------------------------
Market Value ($000's)       $105,278   $101,203   $     96,358   $90,834   $85,231
Market/Statement Value (%)     115.9%     111.4%         106.1%    100.0%     93.8%
Effective Duration (years)       3.9        4.2            4.5       4.8       5.0

The valuation of the Company's common stock portfolio is subject to equity price risk. If market prices were to decrease 10%, the fair value of the common stock portfolio would decrease by an estimated $9.0 million, from $119.4 million to $110.4 million.

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

SAFE  HARBOR  STATEMENT
Some of the statements in this report, as well as statements by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning fo the Private Securities Litigations Reform act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change in circumstances, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item  8.  Financial  Statements  and  Supplementary  Data
--------  -----------------------------------------------

     Financial  Statements    The  financial  statements  filed  by  CTC  in
     ---------------------
                              connection with this annual report are consolidated financial statements which present all of the operations of the parent company and its subsidiaries.

                                   (1)  Capitol  Transamerica  Corporation
                                        Consolidated  Financial  Statements.
                                   (2)  Report  of  independent  auditors.
                                   (3) Consolidated balance sheets- December 31, 2000 and 1999.
                                   (4) Consolidated statements of income- for each of the three years in the period ended December 31, 2000.
                                   (5) Consolidated statements of shareholders' investment and comprehensive income
                                        (loss)-  for  each of the three years in
                                        the  period  ended  December  31,  2000.
                                   (6) Consolidated statements of cash flows-for each of the three years in the period ended December 31, 2000.
                                   (7)  Notes  to  consolidated  financial
                                        statements.

Item  9.  Disagreements  of  Accounting  and  Financial  Disclosures
--------  ----------------------------------------------------------

     None.

                                    PART  III
                                    ---------

Item  10. Directors  and  Executive  Officers  of  CTC
--------- --------------------------------------------

(a)  Directors:
                                                                                                                         Expire at
                                                                                                                          Annual
Name  (Age)                                                                     Other Directorships, Business             Meeting
Date of Original Election            Principal Occupation                 Experience and Miscellaneous Information          In:
--------------------------- --------------------------------------- ---------------------------------------------------- ---------

Paul J. Breitnauer (61)     Vice President and Treasurer of the     Mr. Breitnauer has been associated with the            2002
     1986                   Company; Senior Vice President and      insurance industry in various capacities since 1963.
                            Treasurer of CIC, CSIC and CFC, wholly-
                            owned subsidiaries of the Company.
                            Madison, Wisconsin

George A. Fait (74)         Chairman of the Board and President of  Mr. Fait is has been associated with the insurance     2003
     1965                   the Company and its wholly-owned        industry in various capacities since 1950.
                            subsidiaries;  Director of Bank One.
                            Madison, Wisconsin

Larry Burcalow (59)         Owner & President                       Mr. Burcalow as been Owner and President of            2001
     1997                   Yahara Materials, Inc.                  Yahara Materials, Inc. for over 30 years.
                            Waunakee,  Wisconsin



Item 10 (continued)
---------------------------
                                                                                                                         Expire at
                                                                                                                          Annual
Name  (Age)                                                                     Other Directorships, Business             Meeting
Date of Original Election            Principal Occupation                 Experience and Miscellaneous Information          In:
--------------------------- --------------------------------------- ---------------------------------------------------- ---------
Michael J. Larson (59)      Principal                               Mr. Larson has been associated with  the banking       2001
     1991                   Southwestern Financial Services         industry in various capacities since 1965.
                            Madison,  Wisconsin

Reinhart H. Postweiler (71) Retired, formerly with Flad Affiliated  Mr. Postweiler is a member of the Wisconsin            2002
     1977                   Corporation; Director of Bank One       Society of Professional Engineers and the National
                            Madison, Wisconsin                      Society of Professional Engineers.

Kenneth P. Urso (66)        Principal                               Mr. Urso has been in the insurance business for        2003
     1997                   Urso Ventures; Director of First        over 30 years.
                            Business Bank
                            Madison, Wisconsin

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

     (continued)
     (b)  Executive  Officers:
          ---------------------

          Chairman of the Board and President - George A. Fait (74 years of age)
          ----------------------------------------------------

          Elected in 1960. Chairman of the Board and President - CIC, CSIC and CFC, wholly-owned subsidiary companies.

          Vice President and Treasurer - Paul J. Breitnauer    (61 years of age)
          -------------------------------------------------
          Elected Treasurer in 1970 and Vice President in 1982. Senior Vice President and Treasurer - CIC, CSIC and CFC.

          Secretary  - Virgiline M. Schulte                    (72 years of age)
          ---------------------------------
          Elected  in  1988.  Secretary  -  CIC,  CSIC  and  CFC.

     (c)  Additional  Executive  Officers  -
          ----------------------------------
          CIC  &  CSIC  -  Wholly-Owned  Subsidiary  Insurance  Companies:
          ----------------------------------------------------------------

          Vice President - Property & Casualty Claims           Vice President - Personnel
          -------------------------------------------           --------------------------
          Robert F. Miller (62 years of age)                    Virgiline M. Schulte (72 years of age)
          Elected in 1986.                                      Elected in 1993.

          Vice President - Agency                               Vice President - Data Processing
          -----------------------  ------------------------------------------------
          Joel G. Fait (42 years of age)                        Frank S. Zillner (39 years of age)
          Elected in 1993.                                      Elected in 1993.

          Vice President - Rating                               Corporate Counsel
          -----------------------                               -----------------
          Vacant                                                Vacant


          Vice President - Property & Casualty & Underwriting   Vice President - Fidelity & Surety Underwriting
          ----------------------------------------------------  ------------------------------------------------
          Vacant                                                Jess J. Wadle (61 years of age)
                                                                Elected in 1998

     (d)  Disclosure  of  Delinquent  Filers
          ----------------------------------

          The section captioned "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Capitol Transamerica Corporation ("CTC") Proxy Statement dated April 6, 2001 is incorporated herein by reference.

Item  11. Executive  Compensation  and  Transactions
--------- ------------------------------------------

          The sections captioned "Compensation of Directors", "Report on Executive Compensation" and "Executive Compensation Committee Report" in the CTC Proxy Statement dated April 6, 2001 are incorporated herein by reference.


Item  12. Security  Ownership  of  Certain  Beneficial Owners and Management
--------- ------------------------------------------------------------------

          The sections captioned "Principal Shareholders", "Option Exercised in Last Fiscal Year" and "Compensation Plans" in the CTC Proxy Statement dated April 6, 2001 are incorporated herein by reference.

Item  13. Certain  Relationships  and  Related  Transactions
--------- --------------------------------------------------

          The section captioned "Compensation Committee Interlocks and Insider Participation" and the three sections referenced in Item 11 above, all included in the CTC Proxy Statement dated April 6, 2001, are incorporated herein by reference.

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

Item  14. Exhibits,  Financial  Statement  Schedules and Reports on Form 8-K
--------- ------------------------------------------------------------------

          (a)  1  and  2. Financial statements and financial statement schedules
               -----------------------------------------------------------------

               The following financial statements of Capitol Transamerica Corporation and Subsidiaries are included in Item 8.

               Consolidated  balance  sheets  -  December  31,  2000  and  1999.

               Consolidated statements of income - for each of the three years in the period ended December 31, 2000.

               Consolidated statements of shareholders' investment and comprehensive income- for each of the three years in the period ended December 31, 2000.

               Consolidated statements of cash flows - for each of the three years in the period ended December 31, 2000.

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

     (b) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2000.

     (c)  Exhibits
          --------
          None

     (d)  Financial  Statement  Schedules
          -------------------------------
          Reference  is  made  to  the  financial  statement  schedules  above.

                                   SIGNATURES
                                   ----------


     Pursuant  to  the  requirements  of  Section 13 and 15(d) of the Securities
Exchange Act of l934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        CAPITOL TRANSAMERICA CORPORATION
                       ----------------------------------



By                                        By
      -------------------------------         ----------------------------------
      George  A.  Fait                        Paul  J.  Breitnauer
      Chairman  of  the  Board,               Vice  President,
      President  and  Director                Treasurer  and  Director



By                                        By
      -------------------------------         ----------------------------------
      Virgiline  M.  Schulte                  Larry  Burcalow
      Secretary                               Director



By                                        By
      -------------------------------         ----------------------------------
      Michael  J.  Larson                     Reinhart  H.  Postweiler
      Director                                Director



By
      -------------------------------
      Kenneth  P.  Urso
      Director



March  26,  2001

RESPONSIBILITY  FOR  FINANCIAL  REPORTING

To  The Shareholders and Board of Directors of Capitol Transamerica Corporation:

The Company has prepared the consolidated financial statements, related notes, and other financial data appearing in this Annual Report. The statements were developed using accounting principles generally accepted in the United States and policies considered appropriate in the circumstances. They reflect, where applicable, management's best estimates and judgments. The financial data also includes disclosures and explanations that are relevant to an understanding of the financial affairs of the Company. To meet management's responsibility for financial reporting, internal control systems and procedures are designed to provide reasonable assurance as to the reliability of the financial records and compliance with corporate policy throughout the organization.

Ernst & Young LLP, independent auditors, have audited the financial statements. To express an opinion thereon, they review and evaluate the Company's internal accounting controls and conduct such tests of the accounting records and other auditing procedures as they deem necessary. The Board of Directors oversees the Company's financial reporting through its Audit Committee, which regularly meets with the independent auditors, both with and without management present, to review accounting, auditing and financial reporting matters. A policy of business ethics is communicated annually to the Company's directors, officers and responsible employees. The Company monitors compliance with the policy to help assure that operations are conducted in a responsible and professional manner with a commitment to the highest standard of business conduct.




                                   Paul  J.  Breitnauer
                                   Vice  President  and  Treasurer

--------------------------------------------------------------------------------

REPORT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS

To  the Shareholders and Board of Directors of Capitol Transamerica Corporation:

We have audited the accompanying consolidated balance sheets of Capitol Transamerica Corporation (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' investment and comprehensive income, and cash flows for the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capitol Transamerica Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



Ernst  &  Young  LLP
Milwaukee,  Wisconsin
February  16,  2001

                                        CAPITOL  TRANSAMERICA  CORPORATION
                                          CONSOLIDATED  BALANCE  SHEETS
                                          December  31,  2000  and  1999

                                                                                         2000          1999
                                                                                     ------------  ------------
Assets
  Investments (Notes (1)(b) and (2)):
     Available-for-sale investment securities, at fair value
        Fixed maturities (amortized cost $85,369,980 and $80,019,257, respectively)  $ 90,841,811  $ 83,210,487
        Equity securities:
          Common stock, (cost $123,504,211 and $125,913,872, respectively)            119,413,538   116,656,582
          Nonredeemable preferred stock, (cost $6,470,793 and
               $5,725,500, respectively)                                                5,516,567     5,695,567
     Investment real estate, at cost, net of depreciation                              11,008,554    10,540,426
     Short-term investments, at cost which approximates fair value (Note(2)(d))         5,587,306     1,982,122
                                                                                     ------------  ------------
Total Investments                                                                     232,367,776   218,085,184
                                                                                     ------------  ------------

  Cash                                                                                  3,641,628     1,080,435
  Accrued investment income                                                             1,953,466     1,927,901
  Receivables from agents, insureds and others, less allowance
     for doubtful accounts of $530,000 each year                                       18,438,610    14,892,647
  Balances due from reinsurers                                                          1,794,851             -
  Funds held by ceding reinsurers                                                          47,000        40,000
  Income taxes recoverable- current                                                        67,463       686,240
  Deferred income taxes (Notes (1)(f) and (5))                                          2,468,713     4,153,393
  Deferred insurance acquisition costs (Note (1)(e))                                   13,726,372    12,644,189
  Prepaid reinsurance premiums                                                          1,714,017     1,287,627
  Due from securities brokers                                                           4,218,650       639,136
  Other assets                                                                          2,819,506     2,114,074
                                                                                     ------------  ------------
Total Assets                                                                         $283,258,052  $257,550,826
                                                                                     ============  ============

      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                              CAPITOL  TRANSAMERICA  CORPORATION
                                CONSOLIDATED  BALANCE  SHEETS
                                December  31,  2000  and  1999

                                                                                   2000           1999
                                                                               -------------  -------------
Liabilities
  Policy Liabilities and Accruals (Notes (1)(d), (3) and (4)):
     Reserve for losses                                                        $ 52,231,685   $ 53,575,780
     Reserve for loss adjustment expenses                                        25,749,288     23,680,412
     Unearned premiums                                                           45,587,586     39,454,257
                                                                               -------------  -------------
  Total Policy Liabilities and Accruals                                         123,568,559    116,710,449
                                                                               -------------  -------------

  Accounts payable                                                                4,203,407      3,950,898
  Claim drafts outstanding                                                        4,927,097      1,854,701
  Due to securities brokers                                                          34,125              -
  Balances due to reinsurers                                                      4,097,368      1,469,705
  Accrued premium taxes                                                             727,627        338,863
                                                                               -------------  -------------
  Total Other Liabilities                                                        13,989,624      7,614,167
                                                                               -------------  -------------
Total Liabilities                                                               137,558,183    124,324,616
                                                                               -------------  -------------
  Commitments and contingent liabilities (Notes (4) and (8))                              -              -

Shareholders' Investment (Notes (6) and (7))
     Common stock, $1.00 par value, authorized 15,000,000 shares,
        issued 11,558,767 and 11,538,970, respectively                           11,558,767     11,538,970
     Paid-in surplus                                                             22,733,088     22,594,538
     Accumulated other comprehensive income (loss), net of deferred taxes of
        $149,428 and ($2,133,595), respectively (Notes (1)(b) and (2))              277,504     (3,962,398)
     Retained earnings                                                          114,944,048    103,577,193
                                                                               -------------  -------------
Shareholders' investment before treasury stock                                  149,513,407    133,748,303
     Treasury stock, 549,867 and 271,071 shares, respectively, at cost           (3,813,538)      (522,093)
                                                                               -------------  -------------
Total Shareholders' Investment                                                  145,699,869    133,226,210
                                                                               -------------  -------------
Total Liabilities and Shareholders' Investment                                 $283,258,052   $257,550,826
                                                                               =============  =============

      The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                        CAPITOL TRANSAMERICA CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                              For The Years Ended December 31, 2000, 1999 and 1998

                                                                           2000           1999          1998
                                                                       -------------  ------------  ------------
Revenues:
   Premiums earned (Note (1)(c))                                       $ 88,184,842   $ 82,841,104  $ 88,629,476
   Net investment income (Note (2)(e))                                    9,163,062      9,136,244     9,119,936
   Realized investment gains (Notes (1)(b) and (2))                      11,805,350      8,184,101    13,198,139
   Other revenues                                                           355,208        249,672       113,005
                                                                       -------------  ------------  ------------
Total Revenues                                                          109,508,462    100,411,121   111,060,556
                                                                       -------------  ------------  ------------

Losses and Expenses Incurred (Notes (1)(d), (3) and (4)):
   Losses incurred                                                       43,728,496     34,407,096    43,994,221
   Loss adjustment expenses incurred                                     13,772,879     10,893,745     8,382,893
   Underwriting, acquisition and insurance expenses (Note (10))          32,299,497     28,920,512    28,558,650
   (Increase) decrease in deferred insurance acquisition costs           (1,082,183)       880,588       662,164
   Other expenses                                                         1,471,512      1,398,483     1,461,640
                                                                       -------------  ------------  ------------
Total Losses and Expenses Incurred                                       90,190,201     76,500,424    83,059,568
                                                                       -------------  ------------  ------------

Income from operations before income taxes                               19,318,261     23,910,697    28,000,988
Income tax expense (Note (5))                                             4,864,944      7,198,234     8,577,075
                                                                       -------------  ------------  ------------

Net Income                                                             $ 14,453,317   $ 16,712,463  $ 19,423,913
                                                                       =============  ============  ============


Income Per Share- basic  (Note (1)(g))                                 $       1.30   $       1.49  $       1.73
                                                                       =============  ============  ============

Weighted average number of shares outstanding- basic  (Note (1)(g))      11,124,074     11,252,358    11,206,018
                                                                       =============  ============  ============

Income Per Share- diluted  (Note (1)(g))                               $       1.30   $       1.48  $       1.72
                                                                       =============  ============  ============

Weighted average number of shares outstanding- diluted  (Note (1)(g))    11,158,462     11,297,289    11,280,442
                                                                       =============  ============  ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                  AND COMPREHENSIVE INCOME (LOSS)


                                             Common                                    Accumulated
                                              Stock                                       Other
                                           (Par Value     Paid-In     Comprehensive    Comprehensive     Retained       Treasury
                                             $1.00)       Surplus     Income (Loss)    Income (Loss)     Earnings        Stock
                                          ------------  -----------  ---------------  ---------------  -------------  ------------
Balance, January 1, 1998                  $11,502,520   $21,832,206  $            -   $   32,676,572   $ 73,732,118   $  (401,275)
  Comprehensive income (loss):
    Net income                                      -             -      19,423,913                -     19,423,913             -
                                                                     ---------------
    Other comprehensive loss:
      Unrealized depreciation on
        available-for-sale securities,
        net of deferred taxes                       -             -      (6,078,237)               -              -             -
      Less: reclassification adjustment,
        net of tax of $4,619,349,
        for gain included in net income             -             -      (8,578,790)               -              -             -
                                                                     ---------------
      Other comprehensive loss                      -             -     (14,657,027)     (14,657,027)             -             -
                                                                     ---------------
  Comprehensive income                              -             -       4,766,886                -              -             -
  Stock options exercised                      26,856       142,409               -                -              -       (18,952)
  Purchases and sales
    of treasury stock, net                          -       271,751               -                -              -       (75,332)
  Cash dividends paid                               -             -               -                -     (3,139,786)            -
                                          ------------  -----------  ---------------  ---------------  -------------  ------------
Balance, December 31, 1998                 11,529,376    22,246,366               -       18,019,545     90,016,245      (495,559)
  Comprehensive income (loss):
    Net income                                      -             -      16,712,463                -     16,712,463             -
                                                                     ---------------
    Other comprehensive loss:
      Unrealized depreciation on
        available-for-sale securities,
        net of deferred taxes                       -             -     (16,662,277)               -              -             -
      Less: reclassification adjustment,
        net of tax of $2,864,435,
        for gain included in net income             -             -      (5,319,666)               -              -             -
                                                                     ---------------
      Other comprehensive loss                      -             -     (21,981,943)     (21,981,943)             -             -
                                                                     ---------------
  Comprehensive loss                                -             -      (5,269,480)               -              -             -
  Stock options exercised                       9,594        57,748               -                -              -       (26,534)
  Purchases and sales
    of treasury stock, net                          -       290,424               -                -              -             -
  Cash dividends paid                               -             -               -                -     (3,151,515)            -
                                          ------------  -----------  ---------------  ---------------  -------------  ------------
Balance, December 31, 1999                $11,538,970   $22,594,538  $            -   $   (3,962,398)  $103,577,193   $  (522,093)
  Comprehensive income
    Net income                                      -             -      14,453,317                -     14,453,317             -
                                                                     ---------------
    Other comprehensive income:
      Unrealized appreciation on
        available-for-sale securities,
        net of deferred taxes                       -             -      11,913,380                -              -             -
      Less: reclassification adjustment,
        net of tax of $2,546,352,
        for gain included in net income             -             -      (7,673,478)               -              -             -
                                                                     ---------------
      Other comprehensive income                    -             -       4,239,902        4,239,902              -             -
                                                                     ---------------
  Comprehensive income                              -             -      18,693,219                -              -             -
  Stock options exercised                      19,797       138,550               -                -              -       (76,250)
  Stock-based compensation                          -             -               -                -         25,476             -
  Purchases and sales
    of treasury stock, net                          -             -               -                -              -    (3,215,195)
  Cash dividends paid                               -             -               -                -     (3,111,938)            -
                                          ------------  -----------  ---------------  ---------------  -------------  ------------
Balance, December 31, 2000                $11,558,767   $22,733,088  $            -   $      277,504   $114,944,048   $(3,813,538)
                                          ============  ===========  ===============  ===============  =============  ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                      CAPITOL TRANSAMERICA CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 2000, 1999 and 1998



                                                                            2000           1999           1998
                                                                        -------------  -------------  -------------
Cash flows provided by operating activities:
----------------------------------------------------------------------
  Net Income                                                            $ 14,453,317   $ 16,712,463   $ 19,423,913
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                                       1,215,024      1,161,702      1,195,955
        Realized investment gains                                        (11,805,350)    (8,184,101)   (13,198,139)
        Change in:
          Deferred insurance acquisition costs                            (1,082,183)       880,588        662,164
          Unearned premiums                                                6,133,329     (2,087,175)    (5,870,417)
          Allowance for doubtful accounts receivable from agents                   -         30,000         60,000
          Accrued investment income                                          (25,565)      (248,903)        28,694
          Receivables from agents, insureds and others                    (3,545,963)     2,294,999      3,542,835
          Balances due to/from reinsurers                                    149,564        317,498       (191,361)
          Reinsurance recoverable on paid and unpaid losses                  683,248      1,026,426       (897,506)
          Funds held by ceding reinsurers                                     (7,000)        (4,244)       (35,756)
          Income taxes payable/recoverable                                   618,777       (635,702)       633,804
          Deferred income taxes                                             (598,340)      (538,796)      (304,896)
          Due to/from securities brokers                                  (3,545,389)       763,512     (6,721,020)
          Prepaid reinsurance premiums                                      (426,390)      (560,553)        16,914
          Other assets                                                      (707,858)      (332,788)        (5,305)
          Reserves for losses and loss adjustment expenses                   724,781     (1,247,858)     7,031,712
          Accounts payable                                                 3,324,905       (371,947)       371,977
          Accrued premium taxes                                              388,764        101,692        (99,992)
                                                                        -------------  -------------  -------------
            Net cash provided by operating activities                      5,947,671      9,076,813      5,643,576
                                                                        -------------  -------------  -------------

Cash flows provided by (used for) investing activities:
----------------------------------------------------------------------
   Proceeds from sales of available-for-sale investments                  26,278,568     29,718,246     40,484,195
   Purchases of available-for-sale investments                           (26,716,842)   (44,377,254)   (49,573,482)
   Maturities of available-for-sale investments                            4,053,867      8,690,009      7,660,719
   Purchases of depreciable assets                                          (782,511)      (751,534)    (1,080,065)
                                                                        -------------  -------------  -------------
     Net cash provided by (used for) investing activities                  2,833,082     (6,720,533)    (2,508,633)
                                                                        -------------  -------------  -------------

Cash flows used for financing activities:
----------------------------------------------------------------------
  Cash dividends paid                                                     (3,111,938)    (3,151,515)    (3,139,786)
  Stock options exercised                                                     45,273         40,808        441,017
  Net (cost of) proceeds from sale (purchase) of treasury stock           (3,152,895)       290,424        (94,284)
                                                                        -------------  -------------  -------------
    Net cash used for financing activities                                (6,219,560)    (2,820,283)    (2,793,053)
                                                                        -------------  -------------  -------------

  Net increase (decrease) in cash                                          2,561,193       (464,003)       341,890
  Cash, beginning of year                                                  1,080,435      1,544,438      1,202,548
                                                                        -------------  -------------  -------------
  Cash, end of year                                                     $  3,641,628   $  1,080,435   $  1,544,438
                                                                        =============  =============  =============
Cash paid during the year for:
  Income taxes                                                          $  4,856,364   $  8,611,726   $  8,358,132

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Summary  of  Significant  Accounting  Policies
          ----------------------------------------------
          Capitol Transamerica Corporation (the "Company") is an insurance holding company, which writes, through its subsidiaries, commercial insurance coverages in 37 states. The property-casualty insurance coverages represent approximately 77% of the Company's premiums written while fidelity-surety coverages represent approximately 23% of the Company's premiums written. The Company's products are marketed through independent agents located throughout the United States.

          The consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates.

     (a)  Principles  of  Consolidation
          -----------------------------
          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Capitol Indemnity Corporation ("CIC"), Capitol Specialty Insurance Corporation ("CSIC") and Capitol Facilities Corporation ("CFC"). All significant inter-company accounts and transactions have been eliminated in consolidation.

     (b)  Investments
          -----------
          The Company classifies all of its fixed maturities and equity securities as available-for-sale. Accordingly, investments in fixed maturities and equity securities are reported at fair value, with unrealized gains and losses reported in a separate component of shareholders' investment, net of tax effect. The cost of fixed maturities is adjusted for amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

          Investment real estate is carried at cost net of accumulated depreciation of $1,595,693 and $1,173,643 as of December 31, 2000 and December 31, 1999, respectively. The real estate is depreciated over the estimated useful life of the asset.

          Cost of investments sold is determined under the specific identification method.

     (c)  Premiums
          --------
          Premiums are recognized as revenue on a pro-rata basis over the term of the contracts. Approximately 18.5% and 13.9% of the total premiums written are on risks located in Wisconsin and Illinois, respectively. No other state exceeds 10%.

     (d)  Loss  and  Loss  Adjustment  Expenses
          -------------------------------------
          Losses and loss adjustment expenses less related reinsurance and subrogation recoverable, are provided for as claims are incurred. The reserves for losses and loss adjustment expenses include: (1) the accumulation of individual estimates for claims reported on direct business prior to the close of the accounting period; (2) estimates received from other insurers with respect to reinsurance assumed; (3) estimates for incurred but not reported claims based on past experience modified for current trends; and (4) estimates of expenses for investigating and settling claims based on past experience. The liabilities recorded are based on estimates resulting from the continuing review process, and differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed.

     (e)  Deferred  Insurance  Acquisition  Costs
          ---------------------------------------
          Deferred insurance acquisition costs that vary with, and are directly related to, the production of premiums (principally commissions, premium taxes, compensation and certain underwriting expenses) are deferred. Deferred insurance acquisition costs are amortized to expense as the related premiums are earned.

     (f)  Income  Taxes
          -------------
          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax reporting.

     (g)  Income  Per  Share
          ------------------
          Basic income per share is computed by dividing net income by the weighted-average number of shares of stock outstanding during the year. Diluted income per share is computed by dividing net income by the weighted- average number of shares of common stock and common stock equivalents from options outstanding. The following table sets forth the computation of basic and diluted EPS:

                                               December 31,
                                     2000         1999         1998
                                 -----------  -----------  -----------
Numerator:
  Consolidated net income        $14,453,317  $16,712,463  $19,423,913

Denominator:
Denominator for basic EPS -
  weighted average shares         11,124,074   11,252,358   11,206,018
Effect of dilutive securities -
  unexercised stock options           34,388       44,931       74,424
                                 -----------  -----------  -----------
Denominator for diluted EPS       11,158,462   11,297,289   11,280,442

Basic EPS                        $      1.30  $      1.49  $      1.73
Diluted EPS                      $      1.30  $      1.48  $      1.72

     (h)  Comprehensive  Income  (Loss)
          -----------------------------
          Comprehensive income (loss) is defined as net income plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, consists of unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) is reported by the Company in the consolidated statements of changes in shareholders' investment and comprehensive income (loss).

     (i)  Reclassifications
          -----------------
          Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

(2)          Investments
             -----------
     (a) The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:

                                                      Gross         Gross
                                      Amortized    Unrealized    Unrealized        Fair
Type of investment                       Cost         Gains        Losses         Value
-------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fixed maturities:
     U.S. Government bonds           $     33,930  $     1,690             -   $     35,620
     State, municipal and political
          subdivision bonds            84,236,162    5,559,420       (63,528)    89,732,054
     Corporate bonds and notes          1,099,888            -       (25,751)     1,074,137
-------------------------------------------------------------------------------------------
   Total fixed maturities            $ 85,369,980  $ 5,561,110      ($89,279)  $ 90,841,811
===========================================================================================

Equity securities:
     Common stock                    $123,504,211  $26,442,675  ($30,533,348)  $119,413,538
     Non-redeemable preferred stock     6,470,793      185,332    (1,139,558)     5,516,567
-------------------------------------------------------------------------------------------
   Total equity securities           $129,975,004  $26,628,007  ($31,672,906)  $124,930,105
===========================================================================================

DECEMBER 31, 1999
Fixed maturities:
     U.S. Government bonds           $     39,428  $     2,196             -   $     41,624
     State, municipal and political
          subdivision bonds            78,855,846    4,423,576    (1,204,274)    82,075,148
     Corporate bonds and notes          1,123,983            -       (30,268)     1,093,715
-------------------------------------------------------------------------------------------
   Total fixed maturities            $ 80,019,257  $ 4,425,772   ($1,234,542)  $ 83,210,487
===========================================================================================

Equity securities:
     Common stock                    $125,913,872  $16,310,888  ($25,568,178)  $116,656,582
     Non-redeemable preferred stock     5,725,500      552,975      (582,908)     5,695,567
-------------------------------------------------------------------------------------------
   Total equity securities           $131,639,372  $16,863,863  ($26,151,086)  $122,352,149
===========================================================================================

     (b) The amortized cost and estimated fair value of fixed maturities at December 31, 2000, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized      Fair
                                                     Cost         Value
          ----------------------------------------------------------------
          Due in one year or less                 $         -  $         -
          Due after one year through five years     3,014,408    3,125,891
          Due after five years through ten years   10,295,355   10,745,902
          Due after ten years                      72,060,217   76,970,018
          ----------------------------------------------------------------
          Total                                   $85,369,980  $90,841,811
          ================================================================

     (c) Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 2000           1999            1998
-----------------------------------------------------------------------------------------
Realized gains (losses):
  Fixed maturities
    Gross gains                              $    45,234   $      66,054   $      64,575
    Gross losses                                  (4,235)         (6,386)         (5,040)
  Equity securities
    Gross gains                               12,398,816       8,174,659      13,138,613
    Gross losses                                (634,465)        (50,226)             (9)
  Other                                                -               -               -
-----------------------------------------------------------------------------------------
Net realized gains                           $11,805,350   $   8,184,101   $  13,198,139
=========================================================================================


Change in unrealized gains (losses):
  Fixed maturities                           $ 2,280,601     ($3,659,687)  $   2,214,372
  Equity securities                            4,242,324     (30,158,682)    (24,001,959)
-----------------------------------------------------------------------------------------
Net change in unrealized gains (losses)        6,522,926     (33,818,369)    (21,787,587)
  Less effect of applicable deferred taxes     2,283,024     (11,836,426)     (7,130,560)
-----------------------------------------------------------------------------------------
Net increase (decrease) in unrealized gains  $ 4,239,902    ($21,981,943)   ($14,657,027)
=========================================================================================

          Following is a summary of total unrealized gains (losses) as of December 31, 2000, 1999 and 1998:

                                                 2000           1999           1998
---------------------------------------------------------------------------------------
Unrealized gains (losses):
  Fixed maturities
    Gross unrealized gains                  $  5,561,110   $  4,425,772   $  6,860,733
    Gross unrealized losses                      (89,279)    (1,234,542)        (9,819)
  Equity securities
    Gross unrealized gains                    26,628,007     16,863,863     32,173,006
    Gross unrealized losses                  (31,672,906)   (26,151,086)   (11,301,546)
---------------------------------------------------------------------------------------
Gross unrealized gains (losses)                  426,932     (6,095,993)    27,722,374
  Less effect of applicable deferred taxes       149,428     (2,133,595)     9,702,829
---------------------------------------------------------------------------------------
Net unrealized gains (losses)               $    277,504    ($3,962,398)  $ 18,019,545
=======================================================================================

     (d) The fair value of securities on deposit with insurance regulators in accordance with statutory requirements was $3,936,264 at December 31, 2000 and $3,927,732 at December 31, 1999.

          In connection with the reinsurance assumed operations, CIC has established security trust fund agreements with a bank, consisting of cash and securities in the amount of $835,000 at December 31, 2000 and $865,000 at December 31, 1999.

     (e) Following is a summary of investment income from each category of investments:

                                      2000         1999         1998
------------------------------------------------------------------------
Fixed maturities                   $ 4,927,452  $ 4,732,097  $ 4,619,471
Equity securities                    3,792,573    3,917,943    3,907,213
Investment real estate               2,343,288    2,458,961    2,383,255
Short-term                             350,688      252,387      186,341
------------------------------------------------------------------------
Total investment income             11,414,001   11,361,388   11,096,280
Investment expenses - real estate    1,484,161    1,434,580    1,310,113
Other investment expenses              344,742      406,518      321,016
Depreciation on real estate            422,036      384,046      345,215
------------------------------------------------------------------------
Net investment income              $ 9,163,062  $ 9,136,244  $ 9,119,936
========================================================================

     (f) The Company had investments in state, municipal and political subdivision bonds with amortized costs of $84,236,162 and $78,855,846 at December 31, 2000 and 1999 respectively. Approximately 93% of these bonds were special assessment revenue bonds and approximately 7% of these bonds were state and political subdivision obligations at December 31, 2000 and 1999. The Company monitors its exposure by investing its funds in accordance with guidelines set by the Company's investment committee. At December 31, 2000, approximately 40% of the municipal bond portfolio consisted of securities of Wisconsin and Minnesota. No other state total exceeded 10%.

     (g) Fair values for fixed maturities and equity securities are determined from quoted market prices where available, or are estimated using values obtained from independent pricing services. Thinly traded fixed maturities are individually priced based upon year-end market conditions, type of security, interest rate and maturity of the issue.

(3)       Reserves  for  Losses  and  Loss  Adjustment  Expenses
          ------------------------------------------------------
          The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance:

                                                               2000          1999          1998
---------------------------------------------------------------------------------------------------
Balance as of January 1,                                   $77,256,192   $78,504,050   $71,472,338
Reinsurance balances                                           121,478    (1,101,770)         (594)
---------------------------------------------------------------------------------------------------
Net reserves                                                77,377,670    77,402,280    71,471,744

Incurred losses and loss adjustment expenses related to:
     Current year                                           60,051,007    47,749,455    49,862,090
     Prior years
        Direct losses (net of ceded)                        (1,744,893)     (562,627)    4,091,923
        Direct loss adjustment expenses (net of ceded)         520,814    (2,379,899)   (1,956,631)
        Discontinued assumed reinsurance                    (1,325,553)      493,912       379,732
---------------------------------------------------------------------------------------------------
            Total prior years                               (2,549,632)   (2,448,614)    2,515,024

Total incurred                                              57,501,375    45,300,841    52,377,114
---------------------------------------------------------------------------------------------------

Paid losses and loss adjustment expenses related to:
     Current year                                           25,045,636    18,642,962    20,035,517
     Prior years                                            29,411,213    26,682,489    26,370,166
---------------------------------------------------------------------------------------------------
Total paid                                                  54,456,849    45,325,451    46,405,683
---------------------------------------------------------------------------------------------------

Other adjustments, net                                               -             -       (40,895)
---------------------------------------------------------------------------------------------------

Net balance at December 31                                  80,422,196    77,377,670    77,402,280
Reinsurance balances                                        (2,441,223)     (121,478)    1,101,770
---------------------------------------------------------------------------------------------------
Balance at December 31                                     $77,980,973   $77,256,192   $78,504,050
===================================================================================================

          The Company continually reviews its reserves for losses and loss adjustment expenses and the related reinsurance recoverables. As explained in Note (1)(d), differences between estimates and ultimate payments are reflected in expense for the period in which the estimates are changed. As a result of the variability in these estimates, reserves have differed from actual experience during 2000, 1999 and 1998. The actuarial estimates are based on past claim experience and consider current claim trends and premium volume as well as social and economic conditions.

          While the Company has recorded its best estimate of its reserves for losses and loss adjustment expenses, it is reasonably possible these estimates, net of estimated reinsurance recoverables, may change in the future. See Note 4(b) for a discussion of discontinued assumed reinsurance.

(4)       Reinsurance
          -----------

     (a)  Ceded
          -----
          From 1996 through 2000, the Company reinsured losses in excess of $1,000,000 with various other companies through reinsurance ceded contracts. These arrangements provide for greater diversification of business, allow the Company to control exposure to potential losses arising from large risks, and provide additional capacity for growth. Amounts recoverable fromreinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policies.

          Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet the obligations assumed under the reinsurance agreements. To minimize its exposure to losses from reinsurer insolvencies, the Company continually evaluates the financial condition of its reinsurers.

     (b)  Assumed  -  Discontinued
          ------------------------
          CIC was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and risk pools. Although CIC withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer. The Company is involved with treaties that cover certain risks which have had significant development industry-wide over the past several years. The discontinued reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness.

          Management believes that the reserves of $7,344,795 at December 31, 2000 are adequate, but recognizes the uncertainty industry-wide concerning these exposures. The Company has provided a letter of credit relating to reinsurance assumed of $130,000 at both December 31, 2000 and 1999.

     (c)  Assumed  -  Active
          ------------------
          CIC participates in reinsurance programs in the accident and health and commercial multiple peril lines of business. The exposure on this business is minimal.

          Net written and earned premiums and losses and loss adjustment expenses included in this reinsurance activity are as follows:

                                   Written Premiums
                      -----------------------------------------
                          2000           1999          1998
---------------------------------------------------------------
Direct                $100,103,877   $84,460,081   $86,329,672
Assumed                  2,006,338     1,542,719     1,599,480
Ceded                   (8,218,433)   (5,809,424)   (5,153,179)
--------------------------------------------------------------
Net premiums written  $ 93,891,782   $80,193,376   $82,775,973
===============================================================

                                 Earned Premiums
                     ----------------------------------------
                         2000          1999          1998
-------------------------------------------------------------
Direct               $93,981,038   $86,565,885   $92,203,082
Assumed                1,995,850     1,524,090     1,596,487
Ceded                 (7,792,046)   (5,248,871)   (5,170,093)
-------------------------------------------------------------
Net premiums earned  $88,184,842   $82,841,104   $88,629,476
=============================================================

                                            Losses and Loss Adjustment Expenses Incurred
                                                    2000          1999          1998
----------------------------------------------------------------------------------------
Direct                                          $66,443,778   $47,738,063   $53,447,519
Assumed - Losses                                   (408,609)    1,253,237       280,900
Assumed - Legal and audit                            30,571        17,084        98,832
Ceded                                            (8,564,365)   (3,707,543)   (1,450,137)
----------------------------------------------------------------------------------------
Net loss and loss adjustment expenses incurred  $57,501,375   $45,300,841   $52,377,114
========================================================================================

(5)       Income  Taxes
          -------------
     (a) The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

     (b) The components of income tax expense for the years 2000, 1999 and 1998 are as follows:

                                                            2000         1999         1998
----------------------------------------------------------------------------------------------
Current expense:
   Federal                                               $4,827,862   $7,115,401   $8,096,181
   State                                                    635,425      621,630      785,787
----------------------------------------------------------------------------------------------
Total current expense                                     5,463,287    7,737,031    8,881,968

Deferred expense(benefit):
  Deferred insurance acquisition costs                      378,764     (308,206)    (231,757)
  Unearned premiums                                        (399,486)     185,341      409,745
  Discount on loss and loss adjustment expense reserves    (555,695)     (69,897)    (322,034)
  Unpaid commissions                                        (18,931)    (333,362)    (140,748)
  Other, net                                                 (2,995)     (12,673)     (20,099)
----------------------------------------------------------------------------------------------
Total deferred benefit                                     (598,343)    (538,797)    (304,893)
----------------------------------------------------------------------------------------------

Income tax expense                                       $4,864,944   $7,198,234   $8,577,075
==============================================================================================

     (c) A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:

                                                       2000    1999    1998
----------------------------------------------------------------------------
Statutory tax rate                                     35.0%   35.0%   35.0%
Municipal bond income, net of proration               (7.7%)  (5.9%)  (4.9%)
Dividend received exemption, net of proration         (2.1%)  (1.8%)  (1.7%)
State income tax expense, net of federal tax benefit    2.1%    1.7%    1.7%
Other, net                                            (2.1%)    1.1%    0.5%
----------------------------------------------------------------------------
Effective income tax rate                              25.2%   30.1%   30.6%
============================================================================

     (d) Significant components of the deferred tax liabilities and assets are as follows:

                                                         December 31,   December 31,
                                                             2000           1999
-------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred insurance acquisition costs                  $   4,804,230  $   4,425,466
   Net unrealized gains on investment securities               149,425              -
   Other, net                                                  110,934         79,339
-------------------------------------------------------------------------------------
  Total deferred tax liabilities                             5,064,589      4,504,805
-------------------------------------------------------------------------------------

Deferred tax assets:
   Unearned premium reserve discounting                      3,071,150      2,671,664
   Loss and loss adjustment expense reserve discounting      3,197,269      2,641,574
   Net unrealized losses on investment securities                    -      2,133,595
   Unpaid commissions                                          858,601        839,670
  Other, net                                                   406,283        371,695
-------------------------------------------------------------------------------------
  Total deferred tax assets                                  7,533,302      8,658,198
-------------------------------------------------------------------------------------

Net deferred tax asset                                   $   2,468,713  $   4,153,393
=====================================================================================

(6)       Common  Stock  Options
          ----------------------
          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock options. Under APB 25, since the exercise price of the Company's stock options equals the market price of the underlying stock at the date of the grant, no compensation expense is recognized. The Company did recognize $25,476 in compensation expense during 2000 under FASB Interpretation 44 effective July 1, 2000 for APB 25 related to options which were repriced to the stockmarket value in 1999.

          Had the Company elected to follow the fair value method under SFAS 123 "Accounting for Stock-Based Compensation", net income and earnings per share would not be materially different for the years 2000, 1999, and 1998. Pro forma disclosure is required and has been determined as if the Company had accounted for its stock options under this method.

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999, and 1998, respectively: risk-free interest rates of 6.4%, 6.1%, and 4.4%; dividend yields of 2.4%, 2.0%, and 1.4%; volatility factors of the expected market price of the Company's common stock of .394, .394 and .345; and a weighted-average expected life of the options of two and one-half years. The weighted-average fair value of options granted for the years 2000, 1999, and 1998 was $3.03, $2.29, and $3.92, respectively.
          The estimated fair value is amortized to expense over the options' vesting period.

          The  Company's  pro  forma  information  follows:

                                  2000         1999         1998
                               -----------  -----------  -----------
Pro forma net income           $14,333,943  $16,538,296  $19,156,540
Pro forma earnings per share:
Basic                          $      1.30  $      1.47  $      1.71
Diluted                        $      1.30  $      1.46  $      1.70

          The Company's 1993 Stock Option Plan has authorized the grant of options for up to 1,072,500 shares of the Company's common stock. All options granted have a five year term and become fully vested at the end of four years. Stock options available to be granted in the future equal 721,011 shares at December 31, 2000.


          A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                          2000               1999                    1998
-------------------------------------------------------------------------------------
                              Weighted-              Weighted-             Weighted-
                               Average                Average               Average
                               Exercise               Exercise              Exercise
                    Options     Price      Options     Price     Options     Price
-------------------------------------------------------------------------------------
Outstanding,
 beginning of year  280,545   $     9.93   280,924   $    13.38  237,111   $    11.81
Granted               6,400        11.28   236,704        10.19   97,900        15.75
Exercised           (19,797)        7.99    (9,594)        7.02  (26,856)        6.30
Expired             (30,296)        9.40  (227,489)       14.58  (27,231)       15.15
                    --------              ---------              --------  ----------
Outstanding,
 end of year        236,852   $    10.20   280,545   $     9.93  280,924   $    13.38
-------------------------------------------------------------------------------------

          Options exercisable at December 31, 2000 were 64,890. The weighted average remaining exercise period for all outstanding options as of December 31, 2000 was 4.0 years. Exercise prices for options outstanding as of December 31, 2000 ranged from $4.37 to $12.50 with 44%, and 52% having exercise prices of $9.69 and $10.66, respectively.

(7)  Statutory  Reporting
     --------------------
     (a) The financial statements of the insurance subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States, which differ in certain respects from accounting practices prescribed or permitted by insurance regulatory authorities (statutory basis). The statutory capital and surplus, and net income of the insurance subsidiaries as reported to state regulatory authorities, were as follows:

                                        Policyholders' Surplus as of December 31,
 -------------------------------------------------------------------------------
                                             2000         1999          1998
-------------------------------------------------------------------------------
Capitol Indemnity Corporation            $107,917,384  $91,570,236  $102,902,836
Capitol Specialty Insurance Corporation     4,667,963    4,865,494     5,865,245
-------------------------------------------------------------------------------
Total                                    $112,585,347  $96,435,730  $108,768,081
================================================================================

                                        Net Income For The Year Ended December 31,
-------------------------------------------------------------------------------
                                            2000          1999          1998
-------------------------------------------------------------------------------
Capitol Indemnity Corporation            $13,003,336   $16,306,022   $19,051,239
Capitol Specialty Insurance Corporation      232,388       689,133       479,019
-------------------------------------------------------------------------------
Total                                    $13,235,724   $16,995,155   $19,530,258
================================================================================

     (b) CIC is required by the Insurance Commissioner of the State of Wisconsin to maintain a minimum compulsory surplus (surplus as regards policyholders) of 25% of net premiums written during the preceding twelve months. As of December 31, 2000, the amount of compulsory surplus required to be maintained by CIC was $23,350,674.

     (c) In accordance with state insurance regulations, the insurance subsidiaries can distribute dividends to the Company of the lesser of their net income or 10% of their surplus without regulatory approval.

     (d) The National Association of Insurance Commissioners (NAIC) revised the Accounting and Procedures Manual in a process referred to as Codification, with the revised manual becoming effective January 1, 2001. The revised manual has changed, to some extent, prescribed statutory accounting practices and will resultin changes to the accounting practices CIC and CSIC use to prepare their statutory-basis financial statements. Management believes the impact of these changes to CIC's and CSIC's statutory-basis capital and surplus as of January 1, 2001 will be insignificant.

(8)  Contingent  Liabilities
     -----------------------
     CIC is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by CIC. In the opinion of management, such lawsuits are routine in that they result from the ordinary course of business in the insurance industry. The reserve for losses and loss adjustment expenses include management's estimates of the probable ultimate cost of settling all losses involving lawsuits. See Notes (1)(d), (3) and (4).

(9)  Employee  Benefit  Plans
     ------------------------
     The Company has a defined contribution benefit plan (the Plan) in which all qualified employees are eligible to participate. The Plan incorporates a contributory feature under Section 401(k) of the Internal Revenue Code allowing employees to defer portions of their income through contributions to the Plan. The Company's annual contribution to the Plan is 150% of the first $1,500 of each participant's contributions during the plan year. The Company made contributions of $250,637, $242,511 and $214,839 in 2000, 1999
     and  1998,  respectively.

     The Company also has an Employee Stock Ownership Plan in which all qualified employees are eligible to participate. The plan provides for discretionary employer contributions of shares of Company stock or cash to purchase shares of Company stock. The Company made contributions of $301,000, $179,000 and $100,000 in 2000, 1999 and 1998, respectively.

(10)  Underwriting,  Acquisition  and  Insurance  Expenses
      ----------------------------------------------------
     A summary of underwriting, insurance acquisition costs and insurance expenses incurred during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                 2000         1999         1998
---------------------------------------------------------------------------------------------------
Net commissions                                              $19,869,276   $18,001,338  $18,459,299
Salaries and other compensation                                5,647,661     4,944,476    4,710,297
Other                                                          6,782,560     5,974,697    5,389,054
---------------------------------------------------------------------------------------------------
Total costs                                                   32,299,497    28,920,511   28,558,650
(Increase) decrease in deferred insurance acquisition costs   (1,082,183)      880,588      662,164
---------------------------------------------------------------------------------------------------
Total underwriting, acquisition and insurance expenses       $31,217,314   $29,801,099  $29,220,814
===================================================================================================

     Included in net commissions is the fair value of CTC stock purchased by CIC and issued to agents as part of a contingent commission agreement. The amounts expensed were $201,212, $478,880 and $468,858 for the years 2000, 1999 and 1998, respectively.

     Deferred insurance acquisition costs are amortized over the term of CIC insurance contracts. The amount of deferred insurance costs amortized was $28,431,941, $28,325,677 and $27,833,262 in 2000, 1999 and 1998,
     respectively.

(11)  Credit  Lines
      -------------
     The Company has credit lines of $11,200,000. There were no significant borrowings during 2000, and none outstanding as of December 31, 2000.

(12)  Quarterly  Results  of  Operations  (Unaudited)
      -----------------------------------------------

------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000     First       Second        Third       Fourth        Total
------------------------------------------------------------------------------------------------------
Revenues                              $24,043,062  $26,676,380  $28,442,325  $30,346,695  $109,508,462
Losses and expenses incurred           15,768,779   22,009,105   23,921,438   28,490,879    90,190,201
Net income                              5,680,879    3,391,751    3,323,751    2,056,936    14,453,317
Net income per share -  basic         $      0.50  $      0.30  $      0.30  $      0.20  $       1.30
Net income per share -  diluted       $      0.50  $      0.30  $      0.30  $      0.20  $       1.30
Dividends per share                   $      0.07  $      0.07  $      0.07  $      0.07  $       0.28

------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999     First       Second        Third       Fourth        Total
------------------------------------------------------------------------------------------------------
Revenues                              $25,089,802  $26,254,623  $25,857,210  $23,209,486  $100,411,121
Losses and expenses incurred           18,550,741   16,380,003   21,460,886   20,108,794    76,500,424
Net income                              4,525,052    6,732,395    3,107,433    2,347,583    16,712,463
Net income per share -  basic         $      0.40  $      0.60  $      0.28  $      0.21  $       1.49
Net income per share -  diluted       $      0.39  $      0.60  $      0.28  $      0.21  $       1.48
Dividends per share                   $      0.07  $      0.07  $      0.07  $      0.07  $       0.28

------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998     First       Second        Third       Fourth        Total
------------------------------------------------------------------------------------------------------
Revenues                              $25,467,589  $31,516,526  $25,107,417  $28,969,024  $111,060,556
Losses and expenses incurred           20,787,325   21,504,889   21,144,534   19,622,820    83,059,568
Net income                              3,460,541    7,032,357    2,806,682    6,124,333    19,423,913
Net income per share -  basic         $      0.31  $      0.62  $      0.25  $      0.55  $       1.73
Net income per share -  diluted       $      0.31  $      0.62  $      0.25  $      0.54  $       1.72
Dividends per share                   $      0.07  $      0.07  $      0.07  $      0.07  $       0.28

(13)  Industry  Segment  Disclosures
      ------------------------------
     The Company has three business segments, which are segregated based on the types of products and services provided. The segments are 1) property and casualty, 2) fidelity and surety, and 3) discontinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company.

     The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and taverns. This segment also provides nurses professional, deerhunters and sportsmen's accident, and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including contractor's payment and performance bonds, license/permit bonds, fiduciary and judicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment was discontinued in 1976, but, due to the nature of the coverages, the Company continues to experience loss activity related to this business. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis, for 1998 through 2000 is as follows:

                                                                     2000           1999           1998
                                                                 -------------  -------------  -------------
  Revenue, excluding net investment income
    and realized investment gains:
    Property and Casualty                                        $ 67,773,588   $ 63,918,736   $ 65,678,284
    Fidelity and Surety                                            20,369,689     18,908,835     22,948,025
    Reinsurance Assumed                                                41,565         13,533          3,167
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 88,184,842   $ 82,841,104   $ 88,629,476
                                                                 =============  =============  =============

  Losses and loss adjustment expenses:

    Property and Casualty                                        $ 47,246,293   $ 31,734,367   $ 40,400,269
    Fidelity and Surety                                            11,719,015     13,233,814     11,818,682
    Reinsurance Assumed                                            (1,315,504)       493,912        379,732
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 57,649,804   $ 45,462,093   $ 52,598,683
  Reconciliation to Consolidated GAAP:
    Inter-company adjustments                                        (148,429)      (161,252)      (221,569)
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 57,501,375   $ 45,300,841   $ 52,377,114
                                                                 =============  =============  =============

  Other underwriting expenses:
    Property and Casualty                                        $ 22,867,032   $ 20,509,441   $ 20,226,965
    Fidelity and Surety                                            10,143,105      9,194,086      9,239,049
    Reinsurance Assumed                                               (56,283)       (58,626)        34,509
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 32,953,854   $ 29,644,901   $ 29,500,523
  Reconciliation to Consolidated GAAP:
    (Increase) decrease in deferred insurance acquisition costs    (1,082,183)       880,588        662,164
    Inter-company adjustments                                         817,155        674,094        519,767
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 32,688,826   $ 31,199,583   $ 30,682,454
                                                                 =============  =============  =============

  Net investment gain and other income:
    Property and Casualty                                        $  7,288,011   $  5,264,383   $  6,742,389
    Fidelity and Surety                                             1,082,299        678,678        692,572
    Reinsurance Assumed                                               949,300        714,362        821,247
                                                                 -------------  -------------  -------------
      Totals:                                                    $  9,319,610   $  6,657,423   $  8,256,208
  Reconciliation to Consolidated GAAP:
    Capital and surplus                                            12,064,331     10,417,802     13,419,217
    Inter-company adjustments                                         (60,321)       494,792        755,655
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 21,323,620   $ 17,570,017   $ 22,431,080
                                                                 =============  =============  =============

  Income tax expense (benefit):
    Property and Casualty                                        $  1,187,442   $  5,356,364   $  3,652,050
    Fidelity and Surety                                              (202,775)    (1,151,955)       803,964
    Reinsurance Assumed                                               739,605         70,582        128,293
                                                                 -------------  -------------  -------------
      Totals:                                                    $  1,724,271   $  4,274,991   $  4,584,307
  Reconciliation to Consolidated GAAP:
    Capital and surplus                                             3,140,673      2,923,243      4,091,130
    GAAP & inter-company adjustments                                        -              -        (98,362)
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $  4,864,944   $  7,198,234   $  8,577,075
                                                                 =============  =============  =============

  Net income (loss):
    Property and Casualty                                        $  3,760,832   $ 11,582,947   $  8,141,389
    Fidelity and Surety                                              (207,357)    (1,688,432)     1,778,902
    Reinsurance Assumed                                             1,623,047        222,027        281,880
                                                                 -------------  -------------  -------------
      Totals:                                                    $  5,176,523   $ 10,116,542   $ 10,202,171
  Reconciliation to Consolidated GAAP:                              9,276,794      6,595,921      9,221,742
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 14,453,317   $ 16,712,463   $ 19,423,913
                                                                 =============  =============  =============

  Assets:
    Property and Casualty                                        $ 84,545,028   $ 90,756,970   $105,614,860
    Fidelity and Surety                                            40,146,831     24,936,678     20,432,187
    Reinsurance Assumed                                            12,866,324      8,702,723      9,996,577
                                                                 -------------  -------------  -------------
      Totals:                                                    $137,558,183   $124,396,371   $136,043,624
  Reconciliation to Consolidated GAAP:
    Capital and surplus                                           145,699,869    133,226,210    141,315,973
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $283,258,052   $257,622,581   $277,359,597
                                                                 =============  =============  =============

          The Company operates in 37 states, with all business conducted within the United States. No customer represents greater than 10% of the Company's revenue. There have been no material intersegment transactions.

                                                              SCHEDULE  I

                        CAPITOL TRANSAMERICA CORPORATION
                            SUMMARY  OF  INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000


                                                                     SCHEDULE  I

                                       CAPITOL TRANSAMERICA CORPORATION
                                           SUMMARY  OF  INVESTMENTS
                                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                            As of December 31, 2000


                                                                                            Amount  at
                                                                                           Which  Shown
                                                                                Fair       in  Balance
          Type of Investment                                    Cost            Value         Sheet
------------------------------------------------------  -------------------  ------------  ------------
Fixed maturity securities, available-for-sale:
  Bonds:                                                                  0
     United States Government and government                              0
       agencies and authorities                         $            33,930  $     35,620  $     35,620
     State, municipalities, and political subdivisions           84,236,162    89,732,054    89,732,054
     All other corporate bonds                                    1,099,888     1,074,137     1,074,137
                                                        -------------------  ------------  ------------

  Total                                                          85,369,980    90,841,811    90,841,811
                                                        -------------------  ------------  ------------

Equity securities, available-for-sale:
  Common stocks:
     Public utilities                                             2,065,853     2,129,269     2,129,269
     Banks, trusts, and insurance companies                      66,009,901    66,983,698    66,983,698
     Industrial, miscellaneous, and all other                    55,428,457    50,300,571    50,300,571
  Nonredeemable preferred stocks                                  6,470,793     5,516,567     5,516,567
                                                        -------------------  ------------  ------------

  Total                                                         129,975,004   124,930,105   124,930,105
                                                        -------------------  ------------  ------------

Real estate, net of depreciation                                 11,008,554    11,008,554    11,008,554
Short-term investments                                            5,587,306     5,587,306     5,587,306
                                                        -------------------  ------------  ------------

Total Investments                                       $       231,940,844  $232,367,776  $232,367,776
                                                        ===================  ============  ============

                                                                    SCHEDULE  II

                   CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                                  CAPITOL  TRANSAMERICA  CORPORATION
                                    (Parent  Company)


CONDENSED BALANCE SHEETS                                                               December 31,
------------------------                                            ------------------------------------------
  Assets                                                                       2000                  1999
  ------                                                            --------------------------  --------------
    Investments                                                     $               9,067,200   $   7,046,418
    Cash                                                                              553,169          13,908
    Accrued investment income                                                          45,164          47,730
    Investment in subsidiaries                                                    134,350,154     124,363,795
    Income taxes recoverable                                                          189,696         169,680
    Other assets                                                                    1,728,997       1,619,474
                                                                    --------------------------  --------------
       Total assets                                                 $             145,934,380   $ 133,261,005
                                                                    ==========================  ==============
  Liabilities and shareholders' investment
  -----------------------------------------
  Liabilities:
  ------------
    Accounts payable                                                $                  11,170   $      30,795
    Payable to affiliates                                                                   -           4,000
    Deferred income taxes                                                             223,340               -
                                                                    --------------------------  --------------
       Total liabilities                                                              234,510          34,795
                                                                    --------------------------  --------------
  Shareholders' investment:
    Common stock                                                                   11,558,767      11,538,970
    Additional paid-in-capital                                                     21,995,693      21,857,143
    Accumulated other comprehensive (loss) income,
      net of deferred taxes                                                           414,771         (37,235)
    Retained earnings (including undistributed earnings of
      subsidiaries of $132,038,443 and $123,866,985, respectively)                115,544,177     100,389,425
                                                                    --------------------------  --------------
                                                                                  149,513,408     133,748,303
  Less treasury stock, at cost                                                     (3,813,538)       (522,093)
                                                                    --------------------------  --------------
  Total shareholders' investment                                                  145,699,870     133,226,210
                                                                    --------------------------  --------------
  Total liabilities and shareholders' investment                    $             145,934,380   $ 133,261,005
                                                                    ==========================  ==============

                                                      For  the  years  ended  December  31,
                                                      -------------------------------------
  STATEMENTS OF INCOME                                   2000         1999         1998
  --------------------                               ------------  -----------  -----------
  Dividends received from subsidiaries               $ 5,500,000   $   500,000  $ 5,000,000
  Management fees received from subsidiaries             913,404       906,737    2,031,293
  Investment income                                      253,257       306,874      350,901
  Realized investment (losses) gains                    (107,273)      966,943           13
  Other income                                             4,752         4,052        7,100
                                                     ------------  -----------  -----------
        Total Income                                   6,564,140     2,684,606    7,389,307
  Administrative expenses                              1,698,363     1,504,083    1,495,240
                                                     ------------  -----------  -----------
  Net income before tax and equity in undistributed
      net income of subsidiaries                       4,865,777     1,180,523    5,894,067
  Income tax (benefit) expense                          (258,439)      166,487      346,794
                                                     ------------  -----------  -----------
  Income before equity in undistributed net
      income of subsidiaries                           5,124,216     1,014,036    5,547,273
  Equity in undistributed net income of
      subsidiaries, net of dividends paid              9,329,101    15,698,427   13,876,640
                                                     ------------  -----------  -----------
  Net Income                                         $14,453,317   $16,712,463  $19,423,913
                                                     ============  ===========  ===========

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                    SCHEDULE  II
                                                                     (continued)

                                  CAPITOL  TRANSAMERICA  CORPORATION
                                     (Parent  Company)


                                                                          December  31,
                                                            -------------------------------------------
  STATEMENTS OF CASH FLOWS                                      2000          1999           1998
----------------------------------------------------------  ------------  -------------  --------------
Cash flows provided by operating activities:
  Net income                                                $14,453,317   $ 16,712,463   $ 19,423,913
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                               792,989        777,657        850,739
     Realized investment losses (gains)                         107,273       (966,943)           (13)
     Change in:
         Equity in net income of subsidiaries                (9,329,101)   (15,698,427)   (13,876,640)
         Other assets                                          (157,451)      (131,113)       (21,410)
         Other liabilities                                      (23,625)       (17,476)         6,093
                                                           ------------  -------------  --------------
  Net cash provided by operating activities                   5,843,402        676,161      6,382,682

  Cash flows provided by (used for) investing activities:
     Proceeds from investments sold/matured                      94,575      3,559,461         70,022
     Purchases of investments                                (1,527,553)      (347,971)    (2,367,149)
     Purchase of depreciable assets                            (782,511)      (751,534)    (1,079,278)
                                                           ------------  -------------  --------------
     Net cash (used for) provided by investing activities    (2,215,489)     2,459,956     (3,376,405)
                                                           ------------  -------------  --------------
  Cash flows provided by (used for) financing activities:
     Cash dividends paid                                     (3,170,749)    (3,166,188)    (3,163,880)
     Stock options exercised                                    158,347         67,342        169,265
     Net proceeds from (purchase) sale of treasury stock        (76,250)       (26,534)       (18,952)
                                                           ------------  -------------  --------------
     Net cash used for financing activities                  (3,088,652)    (3,125,380)    (3,013,567)

  Net increase (decrease) in cash                               539,261         10,737         (7,290)

  Cash, beginning of year                                        13,908          3,171         10,461
                                                           ------------  -------------  --------------
  Cash, end of year                                         $   553,169   $     13,908   $      3,171
                                                           ============  =============  ==============
Cash paid during the year for:
     Income taxes                                           $   262,100   $    337,110   $    333,917
     Interest                                                         -              -          4,190

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                   SCHEDULE  III

                                                       CAPITOL  TRANSAMERICA  CORPORATION
                                                     SUPPLEMENTARY  INSURANCE  INFORMATION


                                               December 31,                            Year ended December 31,
                   ----------------------------------------------------------  --------------------------------------
                     Deferred      Future Policy                                                          Benefits,
                      Policy     Benefits, Losses,                 Other                       Net     Claims, Losses
                    Acquisition    Claims, and       Unearned   Policyholder    Premium    Investment  and Settlement
Segment                Costs      Loss Expenses      Premiums      Funds        Revenue      Income       Expenses
-----------------  ----------------------------------------------------------  --------------------------------------
2000
----
Property-casualty
insurance          $ 13,726,372  $     77,980,973  $45,587,586  $         -  $ 88,184,842  $ 9,163,062  $ 57,501,375

1999
----
Property-casualty
insurance          $ 12,644,189  $     77,256,192  $39,454,257  $         -  $ 82,841,104  $ 9,136,244  $ 45,300,841

1998
----
Property-casualty
insurance          $ 13,524,777  $     78,504,050  $41,541,432  $         -  $ 88,629,476  $ 9,119,936  $ 52,377,114



                       Year ended December 31, (continued)
                   -------------------------------------------
                   Amortization of
                   Deferred Policy     Other
                    Acquisition      Operating      Premiums
Segment                Costs         Expenses       Written
-----------------  ---------------  -----------  -------------
2000
----
Property-casualty
insurance          $    28,431,941  $ 1,471,512  $ 102,110,215

1999
----
Property-casualty
insurance          $    28,325,677  $ 1,398,483  $  86,002,801

1998
----
Property-casualty
insurance          $    27,833,262  $ 1,461,640  $  87,929,152

SCHEDULE  IV

                                      CAPITOL TRANSAMERICA CORPORATION
                                                REINSURANCE
                            For The Years Ended December 31, 2000, l999 and l998


                                                              Assumed                              Percentage
                                     Direct      Ceded to       From       Assumed                 of Amount
                                    Premiums       Other       Other        From          Net       Assumed
                                    Written      Companies   Companies   Affiliates     Amount       To Net
                                  ------------  -----------  ----------  -----------  -----------  ----------
December 31, 2000
Premiums Written:
   Accident and Health insurance  $    293,424  $ 1,940,917  $1,940,917  $         -  $   293,424      661.5%

   Property & casualty and
    fidelity & surety insurance     99,810,454    6,277,517      65,421            -   93,598,358        0.1%
                                  ------------  -----------  ----------  -----------  -----------  ----------

   Total premiums written         $100,103,878  $ 8,218,434  $2,006,338  $         0  $93,891,782        2.1%
                                  ============  ===========  ==========  ===========  ===========  ==========


December 31, 1999
Premiums Written:
   Accident and Health insurance  $    289,728  $ 1,493,857  $1,493,857  $         -  $   289,728      515.6%

   Property & casualty and
    fidelity & surety insurance     84,170,353    4,315,567      48,862            -   79,903,648        0.1%
                                  ------------  -----------  ----------  -----------  -----------  ----------

   Total premiums written         $ 84,460,081  $ 5,809,424  $1,542,719  $         0  $80,193,376        1.9%
                                  ============  ===========  ==========  ===========  ===========  ==========


December 31, 1998
Premiums Written:
   Accident and Health insurance  $    288,332  $ 1,596,313  $  270,803  $ 1,325,510  $   288,332      553.6%

   Property & casualty and
    fidelity & surety insurance     86,041,340    3,556,866       3,167            -   82,487,641        0.0%
                                  ------------  -----------  ----------  -----------  -----------  ----------

   Total premiums written         $ 86,329,672  $ 5,153,179  $  273,970  $ 1,325,510  $82,775,973        1.9%
                                  ============  ===========  ==========  ===========  ===========  ==========

                                                                    SCHEDULE  VI

                            CAPITOL TRANSAMERICA CORPORATION
                                SUPPLEMENTAL INFORMATION
                   CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                   December 31, 2000


                                                           As of December 31,
                                                       --------------------------
BALANCE SHEET DATA:                                         2000             1999
------------------                                     -------------  -----------
Deferred insurance acquisition costs                   $  13,726,372  $12,644,189

Outstanding loss and loss adjustment expense reserves     77,980,973   77,256,192

Discount deducted from reserves                                    -            -

Unearned premiums                                      $  45,587,586  $39,454,257







INCOME STATEMENT DATA:                                       Year Ended December 31,
----------------------                             ----------------------------------------
                                                       2000           1999         1998
                                                   -------------  ------------  -----------
Earned premiums                                    $ 88,184,842   $82,841,104   $88,629,476

Net investment income                                 9,163,062     9,136,244     9,119,936


Incurred losses and loss adjustment
   expenses related to:

      Current year                                   60,051,007    47,749,455    49,862,090
      Prior years                                    (2,549,632)   (2,448,614)    2,515,024

Amortization of deferred policy acquisition costs    28,431,941    28,325,677    27,833,262

Paid claims and claim adjustment expenses            54,456,849    45,325,451    46,405,683

Gross premiums written                             $102,110,215   $86,002,801   $87,929,152