Form 10-Q
period 2001-03-31
CAPITOL TRANSAMERICA CORP
filed 2001-05-15
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2001              Commission file number: 0-2047
                      --------------                                      ------

                     CAPITOL TRANSAMERICA CORPORATION (CTC)
      -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    A Wisconsin Corporation                              39-1052658
    -----------------------               --------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

       4610 University Avenue
          Madison, Wisconsin                                  53705-0900
---------------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code:      (608) 231-4450
                                                           --------------


          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                     Yes         X                   No
                         -------------------            -------------------


Based on the closing average of the high (13 1/2) and low price (13 1/8), the aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2001 was approximately $145,764,180.


 Indicate the number of shares of each issuer's class of common stock, as of the latest practicable date:

                                At March 31, 2001

                          Common Stock, $1.00 Par Value

                               Issued:  11,560,789

                            Outstanding:  10,949,422

                                Total Pages:  22

                       Securities and Exchange Commission
                       ----------------------------------

                                Washington, D.C.
                                ----------------

                                    Form 10-Q
                                    ---------


                                     Part I
                                     ------


Financial Information                                                     Page
---------------------                                                     ----

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



                                     Part II
                                     -------


Other  Information
------------------

     Other  Disclosures                                                     15

     Officers  and  Directors                                               16

     Signatures                                                             17

     Exhibit Index                                                          18

                                          CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                           March 31,    December 31,    March 31,
                                                                              2001          2000           2000
                                                                          ------------  -------------  ------------
ASSETS
Investments:
   Available-for sale investment securities, at fair value:
       U.S. Government bonds (amortized cost $32,546, $33,930 and
          $38,138, respectively)                                          $     35,003  $      35,620  $     39,580
       State, municipal and political subdivision bonds (amortized cost
          $91,870,973, $84,236,165 and $78,143,564, respectively)           98,440,968     89,732,054    81,758,869
       Corporate bonds and notes (amortized cost $1,097,552,
          $1,099,888 and $1,121,747, respectively)                           1,072,902      1,074,137     1,092,529
       Equity securities:
          Common stock (cost $124,492,833, $123,504,211 and
             $128,276,077, respectively)                                   116,340,574    119,413,538   119,475,929
          Non-redeemable preferred stock (cost $5,844,152, $6,470,793
             and $5,440,942, respectively)                                   5,524,420      5,516,567     4,795,435
   Investment real estate, at cost, net of depreciation                     11,238,190     11,008,554    10,669,674
   Short-term investments, at cost which approximates fair value             1,463,551      5,587,306     3,927,544
                                                                          ------------  -------------  ------------
        Total Investments                                                  234,115,608    232,367,776   221,759,560

Cash                                                                         1,687,228      3,641,628     1,336,084
Accrued investment income                                                    2,179,448      1,953,466     1,981,287
Receivables from agents, insureds and others, less allowance for
     doubtful accounts of $530,000 for each period                          19,966,663     18,438,610    16,977,606
Balances due from reinsurers                                                 2,101,339      1,794,851       425,338
Funds held by ceding reinsurers                                                 47,000         47,000        40,000
Deferred insurance acquisition costs                                        14,035,441     13,726,372    13,064,396
Prepaid reinsurance premiums                                                 1,900,839      1,714,017     1,354,715
Due from securities brokers                                                     35,000      4,218,650       680,452
State income taxes recoverable                                                  58,111         32,263             -
Federal income taxes recoverable                                                     -         35,200             -
Deferred income taxes                                                        4,182,345      2,468,713     4,205,197
Other assets                                                                 2,780,382      2,819,506     2,747,846
                                                                          ------------  -------------  ------------
       Total Assets                                                       $283,089,404  $ 283,258,052  $264,572,481
                                                                          ============  =============  ============

                                         CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                        March 31,     December 31,     March 31,
                                                                          2001            2000           2000
                                                                      -------------  --------------  -------------
LIABILITIES
Policy liabilities and accruals:
     Reserve for losses                                               $ 48,373,798   $  52,231,685   $ 52,356,662
     Reserve for loss adjustment expenses                               25,691,370      25,749,288     23,389,541
     Unearned premiums                                                  47,321,210      45,587,586     40,802,756
                                                                      -------------  --------------  -------------
        Total Policy Liabilities and Accruals                          121,386,378     123,568,559    116,548,959
                                                                      -------------  --------------  -------------

Accounts payable                                                         4,248,151       4,203,407      3,834,071
Claim drafts outstanding                                                 4,687,687       4,927,097      2,161,240
Balances due to securities brokers                                       1,036,891          34,125        357,083
Balances due to reinsurers                                               5,162,084       4,097,368      2,061,545
Accrued premium taxes                                                      681,298         727,627        316,594
State income taxes payable                                                       -               -         91,197
Federal income taxes payable                                             1,376,945               -      1,759,336
                                                                      -------------  --------------  -------------
      Total Other Liabilities                                           17,193,056      13,989,624     10,581,066
                                                                      -------------  --------------  -------------

      Total Liabilities                                                138,579,434     137,558,183    127,130,025
                                                                      -------------  --------------  -------------

SHAREHOLDERS' INVESTMENT
Common stock ($1.00 par value, authorized 15,000,000 shares, issued
     11,560,789, 11,558,767 and 11,558,166 shares, respectively)        11,560,789      11,558,767     11,558,166
Paid-in surplus                                                         22,743,089      22,733,088     22,727,877
Accumulated other comprehensive (loss) income (net of deferred tax
     (benefit) expense of ($673,466), $149,425 and ($2,050,343),
     respectively)                                                      (1,250,723)        277,504     (3,807,783)
Retained earnings                                                      116,028,503     114,944,048    108,469,296
                                                                      -------------  --------------  -------------

Shareholders' Investment Before Treasury Stock                         149,081,658     149,513,407    138,947,556

Treasury stock (611,367, 549,867 and 351,928 shares, respectively,
     at cost)                                                           (4,571,688)     (3,813,538)    (1,505,100)
                                                                      -------------  --------------  -------------

      Total Shareholders' Investment                                   144,509,970     145,699,869    137,442,456
                                                                      -------------  --------------  -------------

      Total Liabilities and Shareholders' Investment                  $283,089,404   $ 283,258,052   $264,572,481
                                                                      =============  ==============  =============

Book Value Per Share                                                  $      13.20   $       13.23   $      12.26
                                                                      =============  ==============  =============

Shares Outstanding                                                      10,949,422      11,008,900     11,206,238
                                                                      =============  ==============  =============

                        CAPITOL TRANSAMERICA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                    For the Three Months
                                                       Ended March 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------
REVENUES
Premiums earned                                   $22,842,813   $20,666,549
Net investment income                               2,453,781     2,258,601
Realized investment (losses) gains                 (1,822,488)    1,046,508
Other revenues                                        126,218        71,404
                                                  ------------  ------------
    Total Revenues                                 23,600,324    24,043,062
                                                  ------------  ------------

LOSSES AND EXPENSES INCURRED
Losses incurred                                     9,633,350     5,928,036
Loss adjustment expenses incurred                   2,622,424     1,911,201
Underwriting, acquisition and insurance expenses    8,841,479     8,005,872
Increase in deferred insurance acquisition costs     (309,069)     (420,207)
Other expenses                                        359,823       343,877
                                                  ------------  ------------
    Total Losses and Expenses Incurred             21,148,007    15,768,779
                                                  ------------  ------------


Income Before Income Taxes                          2,452,317     8,274,283
                                                  ------------  ------------

Income tax expense (benefit):
    Current                                         1,442,586     2,728,463
    Deferred                                         (890,740)     (135,059)
                                                  ------------  ------------
                                                      551,846     2,593,404
                                                  ------------  ------------


Net Income                                        $ 1,900,471   $ 5,680,879
                                                  ============  ============

Per Share Data:

     Cash Dividends Declared                      $      0.08   $      0.07
                                                  ============  ============

     Earnings Per Share - Basic                   $      0.17   $      0.50
                                                  ============  ============

     Earnings Per Share - Diluted                 $      0.17   $      0.50
                                                  ============  ============

                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (LOSS)


                                               Common                                  Accumulated
                                               Stock                                     Other
                                             (Par Value     Paid-In    Comprehensive  Comprehensive     Retained    Treasury
                                               $1.00)       Surplus    Income (Loss)  Income (Loss)     Earnings     Stock
                                           ------------  -----------  -------------  -------------  -------------  ------------
Balance, January 1, 1999                    $11,529,376   $22,246,366             -   $ 18,019,545   $ 90,016,245     ($495,559)
 Comprehensive income (loss):
  Net income                                          -             -    16,712,463              -     16,712,463             -
                                                                       -------------
  Other comprehensive loss:
   Unrealized depreciation on available-
    for-salesecurities, net of deferred
    taxes                                             -             -   (16,662,277)             -              -             -
   Less: reclassification adjustment,
     net of tax of $2,864,435, for gain
     included in net income                           -             -    (5,319,666)             -              -             -
                                                                       -------------
    Other comprehensive loss                          -             -   (21,981,943)   (21,981,943)             -             -
                                                                       -------------
  Comprehensive loss                                  -             -    (5,269,480)             -              -             -
 Stock options exercised                          9,594        57,748             -              -              -       (26,534)
 Purchases and sales of treasury
  stock, net                                          -       290,424             -              -              -             -
 Cash dividends paid                                  -             -             -              -     (3,151,515)            -
                                            ------------  -----------  -------------  -------------  -------------  ------------
Balance, December 31, 1999                  $11,538,970   $22,594,538             -    ($3,962,398)  $103,577,193     ($522,093)
 Comprehensive income:
  Net income                                          -             -    14,453,317              -     14,453,317             -
                                                                       -------------
  Other comprehensive income:
   Unrealized appreciation on available-
    for-salesecurities, net of deferred
    taxes                                             -             -    11,913,380              -              -             -
   Less: reclassification adjustment,
     net of tax of $2,546,352, for gain
     included in net income                           -             -    (7,673,478)             -              -             -
                                                                       -------------
    Other comprehensive income                        -             -     4,239,902      4,239,902              -             -
                                                                       -------------
  Comprehensive income                                -             -    18,693,219              -              -             -
 Stock options exercised                         19,797       138,550             -              -              -       (76,250)
 Stock-based compensation                             -             -             -              -         25,476             -
 Purchases and sales of treasury
  stock, net                                          -             -             -              -              -    (3,215,195)
 Cash dividends paid                                  -             -             -              -     (3,111,938)            -
                                            ------------  -----------  -------------  -------------  -------------  ------------
Balance, December 31, 2000                  $11,558,767   $22,733,088             -   $    277,504   $114,944,048   ($3,813,538)
 Comprehensive income (loss):
  Net income                                          -             -     1,900,471              -      1,900,471             -
                                                                       -------------
  Other comprehensive loss:
   Unrealized depreciation on available-
    for-sale securities, net of
    deferred taxes                                    -             -    (2,712,844)             -              -             -
   Less: reclassification adjustment,
    net of tax of $637,871, for gain
    included in net income                            -             -     1,184,617              -              -             -
                                                                       -------------
    Other comprehensive loss                          -             -    (1,528,227)    (1,528,227)             -             -
                                                                       -------------
  Comprehensive loss                                  -             -       372,244              -              -             -
 Stock options exercised                          2,022        10,001             -              -              -             -
 Stock-based compensation                             -             -             -              -         62,195             -
 Purchases and sales of treasury
  stock, net                                          -             -             -              -              -      (758,150)
 Cash dividends paid                                  -             -             -              -       (878,211)            -
                                            ------------  -----------  -------------  -------------  -------------  ------------
Balance, March 31, 2001                      $11,560,789  $22,743,089             -    ($1,250,723)  $116,028,503   ($4,571,688)
                                            ============  ===========  =============  =============  =============  ============

                                             CAPITOL TRANSAMERICA CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Year-to-date
                                                                               -------------------------------------------
                                                                                March 31,     December 31,    March 31,
                                                                                   2001           2000           2000
                                                                               ------------  --------------  ------------
Cash flows provided by (used for) operating activities:
-------------------------------------------------------
     Net Income                                                                $ 1,900,471   $  14,453,317   $ 5,680,879
     Adjustments to reconcile net income to net cash provided by (used for) operating activities:
               Depreciation                                                        302,678       1,215,024       270,830
               Realized investment gains                                         1,822,488     (11,805,350)   (1,046,508)
               Change in:
                    Deferred insurance acquisition costs                          (309,069)     (1,082,183)     (420,207)
                    Unearned premiums                                            1,733,624       6,133,329     1,348,499
                    Accrued investment income                                     (225,982)        (25,565)      (53,386)
                    Receivables from agents, insureds and others                (1,528,053)     (3,545,963)   (2,084,959)
                    Balances due to/from reinsurers                                754,663         149,564       153,792
                    Reinsurance recoverable on paid and unpaid losses                3,565         683,248        12,710
                    Funds held by ceding reinsurers                                      -          (7,000)            -
                    Income taxes payable/recoverable                             1,386,297         618,777     2,536,773
                    Deferred income taxes                                         (890,741)       (598,340)     (135,056)
                    Due to/from securities brokers                               5,186,416      (3,545,389)      315,767
                    Prepaid reinsurance premiums                                  (186,822)       (426,390)      (67,088)
                    Other assets                                                    (3,006)       (707,858)     (677,371)
                    Reserve for losses and loss adjustment expenses             (3,915,805)        724,781    (1,509,989)
                    Accounts payable                                              (194,666)      3,324,905       189,712
                    Accrued premium taxes                                          (46,329)        388,764       (22,269)
                                                                               ------------  --------------  ------------
                         Net cash provided by operating activities               5,789,729       5,947,671     4,492,129
                                                                               ------------  --------------  ------------

Cash flows provided by (used for) investing activities:
-------------------------------------------------------
     Proceeds from sales of available-for-sale securities                          895,770      26,278,568     2,599,193
     Purchases of available-for-sale securities                                 (7,797,800)    (26,716,842)   (6,815,685)
     Maturities of available-for-sale securities                                   851,766       4,053,867     1,724,072
     Purchases of depreciable assets                                              (131,722)       (782,511)     (124,812)
                                                                               ------------  --------------  ------------
                         Net cash (used for) provided by investing activities   (6,181,986)      2,833,082    (2,617,232)
                                                                               ------------  --------------  ------------

Cash flows (used for) provided by financing activities:
-------------------------------------------------------
     Cash dividends paid                                                          (878,211)     (3,111,938)     (788,776)
     Stock options exercised                                                        12,003          45,273        76,285
     Net cost of purchase of treasury stock                                       (695,935)     (3,152,895)     (906,757)
                                                                               ------------  --------------  ------------
                         Net cash used for financing activities                 (1,562,143)     (6,219,560)   (1,619,248)
                                                                               ------------  --------------  ------------

Net (decrease) increase in cash                                                 (1,954,400)      2,561,193       255,649
Cash, beginning of period                                                        3,641,628       1,080,435     1,080,435
                                                                               ------------  --------------  ------------
Cash, end of period                                                            $ 1,687,228   $   3,641,628   $ 1,336,084
                                                                               ============  ==============  ============

Cash paid during the period for:
     Income taxes                                                              $ 1,024,021   $   4,856,364   $ 1,713,260
                                                                               ============  ==============  ============

                        CAPITOL TRANSAMERICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


(1)  Basis  of  Presentation
    -----------------------
     The condensed financial statements included herein of Capitol Transamerica Corporation (the "Company"), other than the Consolidated Balance Sheet at December 31, 2000, and the Consolidated Statement of Shareholders' Investment and Comprehensive Income (Loss) and the Consolidated Statement of Cash Flows as of December 31, 2000, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

     Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 annual report on Form 10-K.


(2)  Earnings  Per  Share
     --------------------
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents from options outstanding. The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                                                  March 31,   December 31,    March 31,
                                                                    2001          2000          2000
                                                                 -----------  -------------  -----------
Numerator:
----------
   Consolidated net income                                       $ 1,900,471  $  14,453,317  $ 5,680,879
                                                                 ===========  =============  ===========
Denominator:
------------
   Basic EPS - weighted average shares of common stock            11,050,244     11,124,074   11,257,512
   Effect of dilutive securities - unexercised stock options          46,698         34,388       37,721
                                                                 -----------  -------------  -----------
   Diluted EPS - weighted average shares of common
              stock and unexercised stock options                 11,096,942     11,158,462   11,295,233
                                                                 ===========  =============  ===========

(3)  Comprehensive  Income  (Loss)
     -----------------------------
     Comprehensive income (loss) is defined as net income plus or minus other comprehensive income (loss), which for the Company, under existing accounting standards, includes unrealized gains and losses, net of income tax effects, on certain investments in debt and equity securities. Comprehensive income (loss) is reported by the Company in the Consolidated Statements of Shareholders' Investment and Comprehensive Income (Loss).

(4)  Income  Taxes
     -------------
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the corresponding amounts used for income tax reporting.


(5)  Common  Stock  Options
     ----------------------
     There were 2,022 options exercised during the three months ended March 31, 2001 compared to 19,196 options exercised during the three months ended March 31, 2000. For further information regarding stock options, refer to
     Note 6 of the Notes to the Consolidated Financial Statements included in the Company's 2000 annual report.

(6)  Dividends
     ---------

     2001
     ----
     On February 27, 2001, a cash dividend of $.08 per share was declared to shareholders of record March 9, 2001 and paid March 23, 2001 in the amount of $878,211.

     2000
     ----
     On November 21, 2000, a cash dividend of $.07 per share was declared to shareholders of record December 8, 2000 and paid December 20, 2000 in the amount of $773,304.

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


(7)  Investments
     -----------
     The Company's fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains (losses) reported as a separate component of the shareholders' investment, net of taxes. The cost of fixed maturities is adjusted for the amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the statement of income to carrying values equal to their estimated fair values.

     Investment real estate is carried at cost, net of accumulated depreciation of $1,722,517, $1,595,693 and $1,274,060 at March 31, 2001, December 31,
     2000 and March 31, 2000, respectively. Real estate is depreciated over the useful life of the asset.

     The cost of investments sold is determined under the specific identification method.


(8)  Contingent  Liabilities
     -----------------------
     The Company is a defendant in certain lawsuits involving complaints which demand damages and recoveries for claims and losses allegedly related to risks insured by the Company. Management's opinion is that such lawsuits are a result of the ordinary course of business in the insurance industry. The reserve for losses includes management's estimates of the probable ultimate cost of settling all losses involving lawsuits.

(9)  Industry  Segment  Disclosures
     ------------------------------
     The Company has three business segments, which are segregated based on the types of products and services provided. The segments are (1) property and casualty, (2) fidelity and surety, and (3) discontinued reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows:

                                                              Year-to-date
                                              -------------------------------------------
                                                March 31,      December 31,    March 31,
                                                   2001            2000          2000
                                              --------------  --------------  -----------
    Total Revenues:
        Property & Casualty                   $  18,337,935   $  75,061,599   $17,195,635
        Fidelity & Surety                         4,748,203      21,451,988     4,754,952
        Discontinued Reinsurance Assumed             51,544         990,865       152,475
                                              --------------  --------------  -----------
              Total                           $  23,137,682   $  97,504,452   $22,103,062
                                              ==============  ==============  ===========

    Before-tax Profit (Loss):
        Property & Casualty                   $   1,638,804   $   4,948,274   $ 2,982,772
        Fidelity & Surety                          (743,957)       (410,132)    2,044,964
        Discontinued Reinsurance Assumed          1,001,038       2,362,652     1,023,635
                                              --------------  --------------  -----------
              Subtotal                        $   1,895,885   $   6,900,794   $ 6,051,371
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     2,584,012      12,064,331     1,821,154
            Inter-company adjustments            (2,027,580)        353,136       401,758
                                              --------------  --------------  -----------
    Consolidated Net Income Before Tax        $   2,452,317   $  19,318,261   $ 8,274,283
                                              ==============  ==============  ===========

      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
                                   OPERATIONS


OVERVIEW
--------
Capitol Transamerica Corporation (the "Company") is an insurance holding company, which operates in 37 states and writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 77% of the business written while the fidelity-surety segment accounts for approximately 23% of the business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, with the down side of the cycles being characterized by inadequate rates, underwriting losses and higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims, which, in turn, are affected by natural disasters, regulatory measures and court decisions, which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. This combination has resulted in a considerable reduction in underwriting profitability for the industry as a whole.

Adequate premium rates continue to be a concern for the Company and the property-casualty insurance industry as a whole. Management feels strongly that rate regulators have been slow to adjust rates in response to increased claim costs from the factors noted above. This, when combined with increased competition in the Company's niche market, has presented an unprecedented challenge to management. The Company has responded to this challenge with increased marketing efforts as well as the addition of innovative programs and alliances that should position the Company for continued expansion and profitability.


OPERATING  RESULTS
------------------
As mentioned in the Overview, management believes that the property-casualty industry is in a downward cycle. However, due to a combination of increased marketing efforts and the re-underwriting of the Company's book of business undertaken in 1998 and 1999, the Company's operating results remain quite favorable. Operating income decreased compared to 2000 due primarily to higher than expected losses on a few specific surety contract bonds coupled with better than normal results for the first quarter of 2000, a 75.4% trade combined ratio. Had the losses on the aforementioned bonds not occurred, the combined ratio would have been approximately 87.5%, a level typical of the Company's history. Management is confident that the return to solid underwriting standards and continued profitability of the Company's core operations will provide a foundation for increasing shareholder value.

Gross premiums written increased 18% over the first quarter of 2000, going from $23.4 million to $27.6 million. The increase is due to rate increases and the Company's concerted efforts to profitably grow its business. Management continually monitors the Company's expansion efforts to ensure that the Company is growing profitably. Net premiums written followed gross premiums written, increasing from $21.9 million to $24.4 million, or 11.1%.

Premiums earned are recognized as net revenues after a reduction for reinsurance ceded and after the establishment of the provision for a pro-rata unearned portion of the premiums written. Premiums earned totaled $22.8 million for the first three months of 2001, compared to $88.2 million for calendar year 2000 and $20.7 million for the first three months of 2000. The unearned premium reserve at the end of these same three periods was $47.3 million, $45.6 million and $40.8 million, respectively.

                                   March 31,   December 31,    March 31,
                                     2001          2000          2000
                                  -----------  -------------  -----------
    Gross Premiums Written        $27,573,255  $ 102,110,215  $23,364,959
    Reinsurance Ceded               3,183,640      8,218,433    1,416,999
                                  -----------  -------------  -----------
    Net Premiums Written          $24,389,615  $  93,891,782  $21,947,960
                                  ===========  =============  ===========
    Net Premiums Earned           $22,842,813  $  88,184,842  $20,666,549
                                  ===========  =============  ===========
    Net Unearned Premium Reserve  $47,321,210  $  45,587,586  $40,802,756
                                  ===========  =============  ===========

The Company's underwriting results can be measured by reference to the combined loss and expense ratios. The following table includes the operating results of the Company's two subsidiary insurance companies on a statutory basis. Losses and loss adjustment expenses are stated as a percentage of net premiums earned, while underwriting expenses are stated as a percentage of net premiums written. The combined ratios are as follows:

                                              March 31,   December 31,   March 31,
Insurance Operating Ratios (Statutory Basis)     2001         2000          2000
--------------------------------------------  ----------  -------------  ----------
     Losses and Loss Adjustment Expenses           53.8%          65.4%       38.1%
     Underwriting Expenses                         36.7%          35.1%       37.3%
--------------------------------------------  ----------  -------------  ----------
     Combined Ratio                                90.5%         100.5%       75.4%
============================================  ==========  =============  ==========

The Company's combined ratio consistently compares very favorably to the industry average, as indicated by the following chart:

                      Year-to-date   Year-end   Year-end
    Combined Ratio        2001         2000       1999
--------------------  -------------  ---------  ---------
    Company                   90.5%     100.5%      75.4%
    Industry Average            N/A     110.4%     110.2%
--------------------  -------------  ---------  ---------

REINSURANCE
-----------
The Company follows the customary practice of reinsuring with other companies, i.e., ceding a portion of its exposure on the policies it has written. This program of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually severe occurrences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain protection that should be adequate to ensure the availability of funds for losses while maintaining future growth.

NET  INVESTMENT  INCOME  AND  REALIZED  GAINS
---------------------------------------------
The Company's fixed maturities and equity securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as "Accumulated Other Comprehensive Income
(Loss)"  in  the  equity  portion  of  the  balance  sheet.

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or accretion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

                                                      March 31,     December 31,     March 31,
  Investments                                           2001            2000           2000
--------------------------------------------------  -------------  --------------  -------------
       Invested Assets                              $234,115,608   $ 232,367,776   $221,759,560
       Net Investment Income                           2,453,781       9,163,062      2,258,601
       Percent of Return to Average Carrying Value           4.2%            4.0%           4.0%
       Realized (Losses) Gains                        (1,822,488)     11,805,350      1,046,508
       Change in Unrealized (Losses) Gains            (1,528,227)      4,239,902        154,615
--------------------------------------------------  -------------  --------------  -------------

The  net  unrealized  loss  of  $1.5  million for the first three months of 2001 consists of a $0.7 million unrealized gain on fixed maturities and a $2.2 million unrealized loss on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions will provide an even greater opportunity to invest and build shareholder value over the long term.

First quarter, 2001 net investment income increased from $2.3 million to $2.5 million, or 8.6%, over the same period last year. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets than other property-casualty insurance companies.

Under FASB Statement 115, the Company absorbed $2.0 million in realized losses in the first quarter for "other-than- temporary" market value adjustments for certain securities held in its portfolio. Additionally, management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future.


INCOME  TAXES
-------------
Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal income taxes arise from timing differences between the recognition of income determined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums and the discounting of claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses. Also of note is that the Company's effective income tax rate tends to be lower than most companies because of the high concentration of investment income related to tax-free municipal bonds.


LOSS  RESERVES
--------------
Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims at the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $74.1 million at March 31, 2001, compared to $75.7 million at March 31, 2000. These reserves remain relatively constant due to the Company having a high level of loss and loss adjustment expense payments during the first quarter compared to the first quarter of last year, $15.9 million compared to $9.0 million. Management continues to closely monitor the loss and loss adjustment expense reserves to assure adequate recognition of the ultimate liability for claims and claims expenses. Management recognizes that this is especially important in light of today's climate whereby the Company has had increased premium volume and larger than expected contract bond payments in the Florida and Texas markets.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflows of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflows through premium collections, there are cash inflows obtained from interest and dividend income, and maturities and sales of investments. Because cash inflows from premiums are received in advance of the cash outflows required to settle claims, the Company accumulates funds, which it invests pending liquidity requirements. Therefore, investments represent the majority (82.7%, 82.0% and 83.8% at March 31, 2001, December 31, 2000 and March 31, 2000, respectively) of the Company's assets. Cash outflows can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is a potential for losses occurring either individually or in the aggregate. As a result, the Company maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment programs are structured so that a forced sale liquidation of fixed maturities should not be necessary during the ordinary course of business. The Company has no material capital expenditure requirements.


SAFE  HARBOR  STATEMENT
-----------------------
Some of the statements in this report, as well as statements by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, estimates subject to change circumstances, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

                              INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                     STATUTORY BASIS AS REPORTED TO STATE REGULATORY AUTHORITIES

CAPITOL INDEMNITY CORPORATION
-----------------------------                             March 31,     December 31,     March 31,
BALANCE SHEETS                                              2001            2000           2000
------------------------------------------------------  -------------  --------------  -------------
ASSETS
     Cash and Invested Assets                           $220,343,950   $ 220,326,616   $208,966,442
     Other Assets                                         28,636,890      24,911,537     19,925,954
------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $248,980,840   $ 245,238,153   $228,892,396
======================================================  =============  ==============  =============
LIABILITIES
     Reserves for Losses and Loss Adjustment Expenses   $ 76,486,936   $  80,127,074   $ 75,910,827
     Unearned Premiums                                    45,420,371      43,873,569     39,448,041
     Other Liabilities                                    13,372,670      13,320,126     17,075,160
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                   135,279,977     137,320,769    132,434,028
------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                113,700,863     107,917,384     96,458,368
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $248,980,840   $ 245,238,153   $228,892,396
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Premiums Earned                                    $ 22,842,813   $  88,184,842   $ 20,666,549
     Underwriting Deductions                              20,924,007      90,802,716     16,230,102
------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain (Loss)                          1,918,806      (2,617,874)     4,436,447
------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                       524,377      20,845,091      3,183,553
     Other Income                                            137,306         396,399         74,115
     Dividends to Policyholders                              347,365         489,085              -
     Income Tax Expense                                      560,313       5,131,195      2,551,857
------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $  1,672,811   $  13,003,336   $  5,142,258
======================================================  =============  ==============  =============

CAPITOL SPECIALTY INSURANCE CORPORATION
---------------------------------------
BALANCE SHEETS
----------------------------------------------------------------------------------------------------
ASSETS
     Cash and Invested Assets                           $  4,576,422   $   4,474,294   $  4,309,467
     Other Assets                                            176,757         201,378        185,595
------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $  4,753,179   $   4,675,672   $  4,495,062
======================================================  =============  ==============  =============
LIABILITIES
     Liabilities Other Than For Insurance Obligations          7,709           7,709          7,712
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                         7,709           7,709          7,712
------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                  4,745,470       4,667,963      4,487,350
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $  4,753,179   $   4,675,672   $  4,495,062
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Underwriting Deductions                                   1,893           6,278          2,615
------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain                                    (1,893)         (6,278)        (2,615)
------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                        51,401         249,300         71,322
     Income Tax Expense                                        3,348          10,634          7,714
------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $     46,160   $     232,388   $     60,993
======================================================  =============  ==============  =============

                                    PART II
                                    -------

                                OTHER DISCLOSURES
                                -----------------



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

                    NONE


       Item  3.     Defaults  Upon  Senior  Securities

                    NONE


       Item  4.     Submission  of  Matters  to  a  Vote  of Security Holders

                    Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders to be held on May 14, 2001, both of which are dated April 6, 2001 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.


       Item  5.     Other  Information

                    NONE


       Item  6.     Exhibits  and  Reports  on  Form  8-K

                    NONE

                       CAPITOL TRANSAMERICA CORPORATION


                                  Subsidiaries
                                  ------------

                          Capitol Indemnity Corporation
                     Capitol Specialty Insurance Corporation
                         Capitol Facilities Corporation


                               Board of Directors
                               ------------------

    Paul J. Breitnauer                   Michael J. Larson
    Vice President and Treasurer         Principal
    Capitol Transamerica Corporation     Southwestern Financial Services
    Madison, Wisconsin                   Madison, Wisconsin

    Larry Burcalow                       Reinhart H. Postweiler
    Owner and President                  Retired, formerly with
    Yahara Materials, Inc.               Flad Affiliated Corporation
    Waunakee, Wisconsin                  Madison, Wisconsin

    George A. Fait                       Kenneth P. Urso
    Chairman of the Board and President  Principal
    Capitol Transamerica Corporation     Urso Ventures
    Madison, Wisconsin                   Madison, Wisconsin




                                    Officers
                                    --------

    George A. Fait                       Virgiline M. Schulte
    Chairman of the Board and President  Secretary

    Paul J. Breitnauer                   Jane F. Endres
    Vice President and Treasurer         Assistant Secretary

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          CAPITOL  TRANSAMERICA  CORPORATION




          ---------------------------------------------
          George  A.  Fait
          Chairman  of  the  Board  and  President




          ---------------------------------------------
          Paul  J.  Breitnauer
          Vice  President  and  Treasurer




          Date:  May 10, 2001

                                  Exhibit Index





Exhibit  Number                 Exhibit  Description
---------------  -------------------------------------------------

    99 Press Release -- Capitol Transamerica Corporation Reports First Quarter (March 31, 2001) Results