Form 10-Q
period 2001-06-30
CAPITOL TRANSAMERICA CORP
filed 2001-08-14
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the period ended:  June 30, 2001             Commission file number: 0-2047
                       -------------                                    -------

                     CAPITOL TRANSAMERICA CORPORATION (CTC)
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                                  39-1052658
    -----------------------                                  ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


        4610 University Avenue
          Madison, Wisconsin                            53705-0900
          ------------------                            ----------
(Address of principal executive offices)                (Zip Code)


   Registrant's telephone number, including area code:  (608) 231-4450
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


                       Yes     X          No
                            -------            -------


Based on the closing average of the high (15.86) and low price (14.91), the aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2001 was approximately $168,471,950.


 Indicate the number of shares of each issuer's class of common stock, as of the latest practicable date:

                                At June 30, 2001

                          Common Stock, $1.00 Par Value

                               Issued:  11,560,970

                            Outstanding:  10,950,403

                                Total Pages:  38

                       Securities and Exchange Commission
                       ----------------------------------

                                Washington, D.C.
                                ----------------

                                    Form 10-Q
                                    ---------


                                     Part I
                                     ------


Financial Information                                                  Page
---------------------                                                  ----

    Consolidated Financial Statements                                  3-7

    Notes to Consolidated Financial Statements                         8-10

    Management's  Discussion  and  Analysis  of  Financial
       Condition and Results of Operations                            11-13

    Condensed  Statutory  Financial  Statements  of
        Insurance Subsidiaries                                          14


                                     Part II
                                     -------

Other  Information
------------------


    Other Disclosures                                                   15

    Officers and Directors                                              16

    Signatures                                                          17

    Exhibit Index                                                       18

                                          CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                            June 30,    December 31,     June 30,
                                                                              2001           2000          2000
                                                                          ------------  -------------  ------------
ASSETS
Investments:
   Available-for sale investment securities, at fair value:
       U.S. Government bonds (amortized cost $27,728, $33,930 and
            $36,729, respectively)                                        $     30,007  $      35,620  $     38,158
       State, municipal and political subdivision bonds (amortized cost
            $94,845,487, $84,236,165 and $77,472,800, respectively)         99,652,064     89,732,054    80,912,733
       Corporate bonds and notes (amortized cost $1,095,190,
            $1,099,888 and $1,119,485, respectively)                         1,071,657      1,074,137     1,091,332
       Equity securities:
            Common stock (cost $112,753,050, $123,504,211 and
                 $125,727,134, respectively)                               116,990,647    119,413,538   114,456,520
            Non-redeemable preferred stock (cost $5,344,152, $6,470,793
                 and $5,809,582, respectively)                               5,194,659      5,516,567     5,006,663
   Investment real estate, at cost, net of depreciation                     11,385,595     11,008,554    10,800,128
   Short-term investments, at cost which approximates fair value             6,249,395      5,587,306     2,398,329
                                                                          ------------  -------------  ------------
        Total Investments                                                  240,574,024    232,367,776   214,703,863

Cash                                                                         4,569,659      3,641,628     1,121,753
Accrued investment income                                                    2,066,163      1,953,466     1,834,048
Receivables from agents, insureds and others, less allowance for
     doubtful accounts of $530,000 for each period                          24,307,358     18,438,610    20,393,815
Balances due from reinsurers                                                 1,638,394      1,794,851     1,303,352
Funds held by ceding reinsurers                                                 47,000         47,000        40,000
Deferred insurance acquisition costs                                        15,024,286     13,726,372    14,060,118
Prepaid reinsurance premiums                                                 2,304,716      1,714,017     1,558,020
Due from securities brokers                                                  1,198,000      4,218,650     6,989,479
State income taxes recoverable                                                 105,919         32,263             -
Federal income taxes recoverable                                             2,203,577         35,200             -
Deferred income taxes                                                                -      2,468,713     4,973,709
Other assets                                                                 2,503,142      2,819,506     3,044,207
                                                                          ------------  -------------  ------------
       Total Assets                                                       $296,542,238  $ 283,258,052  $270,022,364
                                                                          ============  =============  ============

                                         CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS

                                                                        June 30,      December 31,     June 30,
                                                                          2001            2000           2000
                                                                      -------------  --------------  -------------
LIABILITIES
Policy liabilities and accruals:
     Reserve for losses                                               $ 51,659,083   $  52,231,685   $ 54,279,583
     Reserve for loss adjustment expenses                               25,741,871      25,749,288     23,578,052
     Unearned premiums                                                  53,589,577      45,587,586     45,540,141
                                                                      -------------  --------------  -------------
        Total Policy Liabilities and Accruals                          130,990,531     123,568,559    123,397,776
                                                                      -------------  --------------  -------------

Accounts payable                                                         3,638,222       4,203,407      3,380,360
Claim drafts outstanding                                                 5,987,411       4,927,097      3,766,846
Balances due to securities brokers                                         401,500          34,125        201,633
Balances due to reinsurers                                               5,792,798       4,097,368      1,642,391
Accrued premium taxes                                                      717,447         727,627        441,924
State income taxes payable                                                       -               -         48,681
Federal income taxes payable                                                     -               -        343,036
Deferred income taxes                                                      418,771               -              -
                                                                      -------------  --------------  -------------
      Total Other Liabilities                                           16,956,149      13,989,624      9,824,871
                                                                      -------------  --------------  -------------

      Total Liabilities                                                147,946,680     137,558,183    133,222,647
                                                                      -------------  --------------  -------------

SHAREHOLDERS' INVESTMENT
Common stock ($1.00 par value, authorized 15,000,000 shares, issued
     11,560,970, 11,558,767 and 11,558,166 shares, respectively)        11,560,970      11,558,767     11,558,166
Paid-in surplus                                                         22,744,662      22,733,088     22,727,877
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $3,105,699, $149,425 and ($3,031,113),
     respectively)                                                       5,767,728         277,504     (5,629,211)
Retained earnings                                                      113,083,886     114,944,048    111,085,182
                                                                      -------------  --------------  -------------

Shareholders' Investment Before Treasury Stock                         153,157,246     149,513,407    139,742,014

Treasury stock (610,567, 549,867 and 476,152 shares, respectively,
     at cost)                                                           (4,561,688)     (3,813,538)    (2,942,297)
                                                                      -------------  --------------  -------------

      Total Shareholders' Investment                                   148,595,558     145,699,869    136,799,717
                                                                      -------------  --------------  -------------

      Total Liabilities and Shareholders' Investment                  $296,542,238   $ 283,258,052   $270,022,364
                                                                      =============  ==============  =============

Book Value Per Share                                                  $      13.57   $       13.23   $      12.34
                                                                      =============  ==============  =============

Shares Outstanding                                                      10,950,403      11,008,900     11,082,014
                                                                      =============  ==============  =============

                                     CAPITOL TRANSAMERICA CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME

                                                      For the Six Months        For the Three Months
                                                        Ended June 30,              Ended June 30,
                                                  --------------------------  ---------------------------
                                                      2001          2000          2001           2000
                                                  ------------  ------------  -------------  ------------
REVENUES
Premiums earned                                   $47,320,300   $42,080,648   $ 24,477,487   $21,414,099
Net investment income                               4,843,119     4,502,403      2,389,338     2,243,802
Realized investment (losses) gains                 (1,748,074)    3,978,978         74,414     2,932,470
Other revenues                                        267,584       157,413        141,366        86,009
                                                  ------------  ------------  -------------  ------------
    Total Revenues                                 50,682,929    50,719,442     27,082,605    26,676,380
                                                  ------------  ------------  -------------  ------------

LOSSES AND EXPENSES INCURRED
Losses incurred                                    28,094,100    17,127,494     18,460,750    11,199,458
Loss adjustment expenses incurred                   5,495,667     4,918,748      2,873,243     3,007,547
Underwriting, acquisition and insurance expenses   18,796,536    16,441,863      9,955,057     8,435,991
Increase in deferred insurance acquisition costs   (1,297,914)   (1,415,929)      (988,845)     (995,722)
Other expenses                                        719,057       705,708        359,234       361,831
                                                  ------------  ------------  -------------  ------------
    Total Losses and Expenses Incurred             51,807,446    37,777,884     30,659,439    22,009,105
                                                  ------------  ------------  -------------  ------------


(Loss) Income Before Income Taxes                  (1,124,517)   12,941,558     (3,576,834)    4,667,275
                                                  ------------  ------------  -------------  ------------

Income tax (benefit) expense:
    Current                                          (742,145)    3,791,729     (2,184,731)    1,063,266
    Deferred                                          (68,790)       77,199        821,950       212,258
                                                  ------------  ------------  -------------  ------------
                                                     (810,935)    3,868,928     (1,362,781)    1,275,524
                                                  ------------  ------------  -------------  ------------


Net (Loss) Income                                   ($313,582)  $ 9,072,630    ($2,214,053)  $ 3,391,751
                                                  ============  ============  =============  ============


Per Share Data:

     Cash Dividends Declared                      $      0.16   $      0.14   $       0.08   $      0.07
                                                  ============  ============  =============  ============

     Earnings Per Share - Basic                        ($0.03)  $      0.81         ($0.20)  $      0.30
                                                  ============  ============  =============  ============

     Earnings Per Share - Diluted                      ($0.03)  $      0.81         ($0.20)  $      0.30
                                                  ============  ============  =============  ============

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (LOSS)



                                                                 Common     Accumulated
                                                                 Stock         Other
                                                               (Par Value     Paid-In     Comprehensive    Comprehensive
                                                                 $1.00)       Surplus     Income (Loss)    Income (Loss)
                                                              ------------  ------------  --------------  ---------------
Balance, January 1, 1999                                      $11,529,376   $ 22,246,366              -   $   18,019,545
    Comprehensive income (loss):
        Net income                                                      -              -     16,712,463                -
                                                                                          --------------
        Other comprehensive loss:
            Unrealized depreciation on available-for-sale
                securities, net of deferred taxes                       -              -    (16,662,277)               -
            Less: reclassification adjustment, net of tax of
                $2,864,435, for gain included in net income             -              -     (5,319,666)               -
                                                                                          --------------
              Other comprehensive loss                                  -              -    (21,981,943)     (21,981,943)
                                                                                          --------------
        Comprehensive loss                                              -              -     (5,269,480)               -
    Stock options exercised                                         9,594         57,748              -                -
    Purchases and sales of treasury stock, net                          -        290,424              -                -
    Cash dividends paid                                                 -              -              -                -
                                                              ------------  ------------  --------------  ---------------
Balance, December 31, 1999                                    $11,538,970   $ 22,594,538              -      ($3,962,398)
    Comprehensive income:
        Net income                                                      -              -     14,453,317                -
                                                                                          --------------
        Other comprehensive income:
            Unrealized appreciation on available-for-sale
                securities, net of deferred taxes                       -              -     11,913,380                -
            Less: reclassification adjustment, net of tax of
                $2,546,352, for gain included in net income             -              -     (7,673,478)               -
                                                                                          --------------
              Other comprehensive income                                -              -      4,239,902        4,239,902
                                                                                          --------------
        Comprehensive income                                            -              -     18,693,219                -
    Stock options exercised                                        19,797        138,550              -                -
    Stock-based compensation                                            -              -              -                -
    Purchases and sales of treasury stock, net                          -              -              -                -
    Cash dividends paid                                                 -              -              -                -
                                                              ------------  ------------  --------------  ---------------
Balance, December 31, 2000                                    $11,558,767   $ 22,733,088              -   $      277,504
    Comprehensive (loss) income:
        Net loss                                                        -              -       (313,582)               -
                                                                                          --------------
        Other comprehensive income:
            Unrealized appreciation on available-for-sale
                securities, net of deferred taxes                       -              -      4,353,976                -
            Less: reclassification adjustment, net of tax of
                $611,826, for gain included in net income               -              -      1,136,248                -
                                                                                          --------------
              Other comprehensive income                                -              -      5,490,224        5,490,224
                                                                                          --------------
        Comprehensive income                                            -              -      5,176,642                -
    Stock options exercised                                         2,203         11,574              -                -
    Stock-based compensation                                            -              -              -                -
    Purchases and sales of treasury stock, net                          -              -              -                -
    Cash dividends paid                                                 -              -              -                -
                                                              ------------  ------------  --------------  ---------------
Balance, June 30, 2001                                        $11,560,970   $ 22,744,662              -   $    5,767,728
                                                              ============  ============  ==============  ===============


                                                                Retained       Treasury
                                                                Earnings        Stock
                                                              -------------  ------------
Balance, January 1, 1999                                      $ 90,016,245     ($495,559)
    Comprehensive income (loss):
        Net income                                              16,712,463             -

        Other comprehensive loss:
            Unrealized depreciation on available-for-sale
                securities, net of deferred taxes                        -             -
            Less: reclassification adjustment, net of tax of
                $2,864,435, for gain included in net income              -             -

              Other comprehensive loss                                   -             -

        Comprehensive loss                                               -             -
    Stock options exercised                                              -       (26,534)
    Purchases and sales of treasury stock, net                           -             -
    Cash dividends paid                                         (3,151,515)            -
                                                              -------------  ------------
Balance, December 31, 1999                                    $103,577,193     ($522,093)
    Comprehensive income:
        Net income                                              14,453,317             -

        Other comprehensive income:
            Unrealized appreciation on available-for-sale
                securities, net of deferred taxes                        -             -
            Less: reclassification adjustment, net of tax of
                $2,546,352, for gain included in net income              -             -

              Other comprehensive income                                 -             -

        Comprehensive income                                             -             -
    Stock options exercised                                              -       (76,250)
    Stock-based compensation                                        25,476             -
    Purchases and sales of treasury stock, net                           -    (3,215,195)
    Cash dividends paid                                         (3,111,938)            -
                                                              -------------  ------------
Balance, December 31, 2000                                    $114,944,048   ($3,813,538)
    Comprehensive (loss) income:
        Net loss                                                  (313,582)            -

        Other comprehensive income:
            Unrealized appreciation on available-for-sale
                securities, net of deferred taxes                        -             -
            Less: reclassification adjustment, net of tax of
                $611,826, for gain included in net income                -             -

              Other comprehensive income                                 -             -

        Comprehensive income                                             -             -
    Stock options exercised                                              -             -
    Stock-based compensation                                       207,224             -
    Purchases and sales of treasury stock, net                           -      (748,150)
    Cash dividends paid                                         (1,753,804)            -
                                                              -------------  ------------
Balance, June 30, 2001                                        $113,083,886   ($4,561,688)
                                                              =============  ============

                                              CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year-to-date
                                                                               --------------------------------------------
                                                                                 June 30,      December 31,     June 30,
                                                                                   2001            2000           2000
                                                                               -------------  --------------  -------------
Cash flows (used for) provided by operating activities:
-------------------------------------------------------
     Net Income                                                                   ($313,582)  $  14,453,317   $  9,072,630
     Adjustments to reconcile net income to net cash provided by (used for) operating activities:
               Depreciation                                                         611,836       1,215,024        583,576
               Realized investment gains                                          1,748,074     (11,805,350)    (3,978,978)
               Change in:
                    Deferred insurance acquisition costs                         (1,297,914)     (1,082,183)    (1,415,929)
                    Unearned premiums                                             8,001,991       6,133,329      6,085,884
                    Accrued investment income                                      (112,697)        (25,565)        93,853
                    Receivables from agents, insureds and others                 (5,868,748)     (3,545,963)    (5,501,169)
                    Balances due to/from reinsurers                                 471,630         149,564        310,137
                    Reinsurance recoverable on paid and unpaid losses             1,380,257         683,248     (1,440,802)
                    Funds held by ceding reinsurers                                       -          (7,000)             -
                    Income taxes payable/recoverable                             (2,242,033)        618,777      1,077,957
                    Deferred income taxes                                           (68,790)       (598,340)        77,202
                    Due to/from securities brokers                                3,388,025      (3,545,389)    (6,148,710)
                    Prepaid reinsurance premiums                                   (590,699)       (426,390)      (270,393)
                    Other assets                                                    212,529        (707,858)      (705,913)
                    Reserve for losses and loss adjustment expenses                (580,019)        724,781        601,443
                    Accounts payable                                                495,129       3,324,905      1,341,607
                    Accrued premium taxes                                           (10,180)        388,764        103,061
                                                                               -------------  --------------  -------------
                         Net cash provided by (used for) operating activities     5,224,809       5,947,671       (114,544)
                                                                               -------------  --------------  -------------

Cash flows provided by (used for) investing activities:
------------------------------------------------------
     Proceeds from sales of available-for-sale securities                        15,521,460      26,278,568     12,995,673
     Purchases of available-for-sale securities                                 (18,663,376)    (26,716,842)   (10,588,065)
     Maturities of available-for-sale securities                                  1,380,745       4,053,867      2,179,652
     Purchases of depreciable assets                                               (254,654)       (782,511)      (599,088)
                                                                               -------------  --------------  -------------
                         Net cash (used for) provided by investing activities    (2,015,825)      2,833,082      3,988,172
                                                                               -------------  --------------  -------------

Cash flows (used for) provided by financing activities:
------------------------------------------------------
     Cash dividends paid                                                         (1,753,804)     (3,111,938)    (1,564,641)
     Stock options exercised                                                         13,777          45,273         76,285
     Net cost of purchase of treasury stock                                        (540,926)     (3,152,895)    (2,343,954)
                                                                               -------------  --------------  -------------
                         Net cash used for financing activities                  (2,280,953)     (6,219,560)    (3,832,310)
                                                                               -------------  --------------  -------------

Net increase in cash                                                                928,031       2,561,193         41,318
Cash, beginning of period                                                         3,641,628       1,080,435      1,080,435
                                                                               -------------  --------------  -------------
Cash, end of period                                                            $  4,569,659   $   3,641,628   $  1,121,753
                                                                               =============  ==============  =============

Cash paid during the period for:
     Income taxes                                                              $  1,499,021   $   4,856,364   $  3,429,748
                                                                               =============  ==============  =============

                        CAPITOL TRANSAMERICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

                                                                  June 30,    December 31,    June 30,
                                                                    2001          2000          2000
                                                                 -----------  -------------  -----------
  Numerator:
  ----------
      Consolidated net (loss) income                              ($313,582)  $  14,453,317  $ 9,072,630
                                                                 ===========  =============  ===========
  Denominator:
  ------------
      Basic EPS - weighted average shares of common stock        10,957,829      11,124,074   11,224,260
      Effect of dilutive securities - unexercised stock options           -          34,388       31,147
                                                                 -----------  -------------  -----------
      Diluted EPS - weighted average shares of common
             stock and unexercised stock options                 10,957,829      11,158,462   11,255,407
                                                                 ===========  =============  ===========

        The effect of dilutive securities was excluded from the diluted loss per common share computation for the six months ended June 30, 2001, because the Company had a net loss in this period and their inclusion would have been anti-dilutive.

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


(5)     Common  Stock  Options
        ----------------------
        There were 2,203 options exercised during the six months ended June 30, 2001 compared to 19,196 options exercised during the six months ended June 30, 2000. For further information regarding stock options, refer to
        Note 6 of the Notes to the Consolidated Financial Statements included in the Company's 2000 annual report.

(6)     Dividends
        ---------

        2001
        ----
        On May 30, 2001, a cash dividend of $.08 per share was declared to shareholders of record June 8, 2001 and paid June 28, 2001 in the amount of $875,593.

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


(7)     Investments
        -----------
        The Company's fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains (losses) reported as a separate component of the shareholders' investment, net of taxes. The cost of fixed maturities is adjusted for the amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the Consolidated Statement of Income to carrying values equal to their estimated fair values.

        Investment real estate is carried at cost, net of accumulated depreciation of $1,845,294, $1,595,693 and $1,378,314 at June 30, 2001,
        December 31, 2000 and June 30, 2000, respectively. Real estate is depreciated over the useful life of the asset.

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

                                                               Year-to-date
                                               -------------------------------------------
                                                 June 30,      December 31,     June 30,
                                                   2001            2000           2000
                                               -------------  --------------  ------------
    Total Revenues:
        Property & Casualty                    $ 39,027,798   $  75,198,171   $35,528,425
        Fidelity & Surety                         9,643,259      21,472,270     9,977,597
        Discontinued Reinsurance Assumed            181,225       1,008,654       402,468
                                               -------------  --------------  ------------
              Subtotal                         $ 48,852,282   $  97,679,095   $45,908,490
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     1,905,380      12,036,436     4,852,785
            Inter-company adjustments               (74,733)       (207,069)      (41,833)
                                               -------------  --------------  ------------
    Total Consolidated Revenues                $ 50,682,929   $ 109,508,462   $50,719,442
                                               =============  ==============  ============

    Before-tax (Loss) Profit:
        Property & Casualty                       ($816,455)  $   4,627,311   $ 3,900,792
        Fidelity & Surety                        (2,478,114)       (548,495)    2,513,113
        Discontinued Reinsurance Assumed             75,743       2,374,163     1,239,430
                                               -------------  --------------  ------------
              Subtotal                          ($3,218,826)  $   6,452,979   $ 7,653,335
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     1,905,380      12,036,436     4,852,785
            Inter-company adjustments               188,928         828,846       435,438
                                               -------------  --------------  ------------
    Consolidated Net (Loss) Income Before Tax   ($1,124,518)  $  19,318,261   $12,941,558
                                               =============  ==============  ============

      MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
                                   OPERATIONS


OVERVIEW
--------
Capitol Transamerica Corporation (the "Company") is an insurance holding company, which operates in 37 states and writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 81% of the business written while the fidelity-surety segment accounts for approximately 19% of the business.

The underwriting cycles of the property-casualty insurance industry have been characterized by peak periods of adequate rates, underwriting profits and lower combined ratios, with the down side of the cycles being characterized by inadequate rates, underwriting losses and higher combined ratios. The adequacy of premium rates is affected primarily by the severity and frequency of claims, which, in turn, are affected by natural disasters, regulatory measures and court decisions, which continue to uphold the "deep pocket" theory in awarding against insurance companies. Unfortunately for the insurance industry, the trend of increasing price competition has continued as has the number of significant natural disasters. However, on the positive side, the industry appears to be hardening, with rate increases slowly being implemented.

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


OPERATING  RESULTS
------------------
Due to a combination of increased marketing efforts and the re-underwriting of the Company's book of business undertaken in 1998 and 1999, the Company's operating results remain favorable. Operating income decreased compared to 2000 due primarily to higher than expected losses on a few specific surety contract bonds coupled with higher than normal storm losses. Had the aforementioned losses not occurred, the combined ratio would have been approximately 88.7%, a level typical of the Company's history. Management believes that the return to solid underwriting standards and continued profitability of the Company's core operations will provide a foundation for increasing shareholder value.

Gross premiums written increased 20% over the first half of 2000, going from $51.8 million to $61.9 million. The increase is due to the rate increases mentioned in the Overview along with the Company's concerted efforts to profitably grow its business. Management continually monitors the Company's expansion efforts to ensure that the Company is growing profitably. Net premiums written followed gross premiums written, increasing from $47.9 million to $54.7 million, or 14.3%.

Premiums earned are recognized as net revenues after a reduction for reinsurance ceded and after the establishment of the provision for a pro-rata unearned portion of the premiums written. Premiums earned totaled $47.3 million for the first six months of 2001, compared to $88.2 million for calendar year 2000 and $42.1 million for the first six months of 2000. The unearned premium reserve at the end of these same three periods was $53.6 million, $45.6 million and $45.5 million, respectively.

                                   June 30,     December 31,   June 30,
                                     2001          2000          2000
                                  -----------  -------------  -----------
    Gross Premiums Written        $61,883,716  $ 102,110,215  $51,758,281
    Reinsurance Ceded               7,152,124      8,218,433    3,862,142
                                  -----------  -------------  -----------
    Net Premiums Written          $54,731,592  $  93,891,782  $47,896,139
                                  ===========  =============  ===========
    Net Premiums Earned           $47,320,300  $  88,184,842  $42,080,648
                                  ===========  =============  ===========
    Net Unearned Premium Reserve  $53,589,577  $  45,587,586  $45,540,141
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

                                              June 30,   December 31,   June 30,
Insurance Operating Ratios (Statutory Basis)    2001         2000         2000
--------------------------------------------  ---------  -------------  ---------
     Losses and Loss Adjustment Expenses          71.1%          65.4%      52.6%
     Underwriting Expenses                        34.6%          35.1%      35.0%
--------------------------------------------  ---------  -------------  ---------
     Combined Ratio                              105.7%         100.5%      87.6%
============================================  =========  =============  =========

The Company's combined ratio consistently compares favorably to the industry average, as indicated by the following chart:

                        Year-to-date   Year-end   Year-end
    Combined Ratio          2001         2000       1999
----------------------  -------------  ---------  ---------
    Company                    105.7%     100.5%      87.6%
    Industry Average *         106.2%     110.4%     110.2%
----------------------  -------------  ---------  ---------

* Year-to-date 2001 industry average is for the 1st quarter, 2001, the most recently available data.

REINSURANCE
-----------
The Company follows the customary practice of reinsuring with other companies, i.e., ceding a portion of its exposure on the policies it has written. This program of reinsurance permits the Company greater diversification of business and the ability to write larger policies while limiting the extent of its maximum net loss. It provides protection for the Company against unusually severe occurrences in which a number of claims could produce a large aggregate loss. Management continually monitors the Company's reinsurance program to obtain protection that management believes should be adequate to ensure the availability of funds for losses while maintaining future growth.

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

                                                       June 30,      December 31,     June 30,
  Investments                                            2001            2000           2000
---------------------------------------------------  -------------  --------------  -------------
       Invested Assets                               $240,574,024   $ 232,367,776   $214,703,864
       Net Investment Income                            4,843,119       9,163,062      4,502,403
       Percent of Return to Average Carrying Value            4.2%            4.0%           4.0%
       Realized (Losses) Gains                         (1,748,074)     11,805,350      3,978,978
       Change in Unrealized Gains (Losses)              5,490,224       4,239,902     (1,666,813)
---------------------------------------------------  -------------  --------------  -------------

The  net  unrealized  gain  of  $5.8  million  for  the first six months of 2001 consists of a $0.4 million unrealized loss on fixed maturities and a $6.2 million unrealized gain on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions will provide an even greater opportunity to invest and build shareholder value over the long term, as evidenced by the recent increases in the Company's unrealized gains.

First half, 2001 net investment income increased from $4.5 million to $4.8 million, or 7.6%, over the same period last year. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets than other property-casualty insurance companies.

Under FASB Statement 115, the Company absorbed $8.2 million in realized losses in the six months ended June 30, 2001 for "other-than-temporary" market value adjustments for certain securities held in its portfolio. No such adjustments were made during the first half of 2000. Management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future.


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

LOSS  RESERVES
--------------
Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims at the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $77.4 million at June 30, 2001, compared to $77.9 million at June 30, 2000. These reserves remain relatively constant due to the Company having a high level of loss and loss adjustment expense payments during the first half of 2001 compared to the first half of last year, $42.9 million compared to $36.7 million. Management continues to closely monitor the loss and loss adjustment expense reserves to assure adequate recognition of the ultimate liability for claims and claims expenses. Management recognizes that this is especially important in light of today's climate whereby the Company has had increased premium volume and larger than expected contract bond losses in the Florida and Texas markets.


LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------
Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflows of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying obligations and cash outflows through premium collections, there are cash inflows obtained from interest and dividend income, and maturities and sales of investments. Because cash inflows from premiums are received in advance of the cash outflows required to settle claims, the Company accumulates funds, which it invests pending liquidity requirements. Therefore, investments represent the majority (81.2%, 82.0% and 79.5% at June 30, 2001, December 31, 2000 and June 30, 2000, respectively) of the Company's assets. Cash outflows can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is a potential for losses occurring either individually or in the aggregate. As a result, the Company maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment programs are structured so that a forced sale liquidation of fixed maturities should not be necessary during the ordinary course of business. The Company has no material capital expenditure requirements.


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

                              INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                     STATUTORY BASIS AS REPORTED TO STATE REGULATORY AUTHORITIES


CAPITOL INDEMNITY CORPORATION
-----------------------------                             June 30,      December 31,     June 30,
BALANCE SHEETS                                              2001            2000           2000
------------------------------------------------------  -------------  --------------  -------------
ASSETS
     Cash and Invested Assets                           $232,742,823   $ 220,326,616   $203,180,898
     Other Assets                                         31,522,366      24,911,537     31,428,022
------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $264,265,189   $ 245,238,153   $234,608,920
======================================================  =============  ==============  =============
LIABILITIES
     Reserves for Losses and Loss Adjustment Expenses   $ 80,768,518   $  80,127,074   $ 77,492,685
     Unearned Premiums                                    51,284,861      43,873,569     43,982,121
     Other Liabilities                                    13,082,942      13,320,126     16,665,793
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                   145,136,321     137,320,769    138,140,599
------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                119,128,868     107,917,384     96,468,321
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $264,265,189   $ 245,238,153   $234,608,920
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Premiums Earned                                    $ 47,320,300   $  88,184,842   $ 42,080,648
     Underwriting Deductions                              52,288,300      90,802,716     39,231,150
------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain (Loss)                         (4,968,000)     (2,617,874)     2,849,498
------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                     2,504,194      20,845,091      8,264,815
     Other Income                                            287,492         396,399        156,818
     Dividends to Policyholders                              468,582         489,085              -
     Income Tax Expense                                     (979,435)      5,131,195      3,508,842
------------------------------------------------------  -------------  --------------  -------------
     Net Income                                          ($1,665,461)  $  13,003,336   $  7,762,289
======================================================  =============  ==============  =============

CAPITOL SPECIALTY INSURANCE CORPORATION
---------------------------------------
BALANCE SHEETS
--------------
ASSETS
     Cash and Invested Assets                           $  4,213,821   $   4,474,294   $  4,325,909
     Other Assets                                            135,313         201,378        213,128
------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $  4,349,134   $   4,675,672   $  4,539,037
======================================================  =============  ==============  =============
LIABILITIES
     Liabilities Other Than For Insurance Obligations          7,709           7,709          7,713
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                         7,709           7,709          7,713
------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                  4,341,425       4,667,963      4,531,324
------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $  4,349,134   $   4,675,672   $  4,539,037
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Underwriting Deductions                                   3,375           6,278          3,645
------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain                                    (3,375)         (6,278)        (3,645)
------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                       102,213         249,300        130,373
     Income Tax Expense                                        7,761          10,634         12,541
------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $     91,077   $     232,388   $    114,187
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

Item  2.  Changes  in  Securities  and  Use  of  Proceeds

          During the quarter ended June 30, 2001, the Company issued an aggregate of approximately 181 shares of its common stock at an aggregate exercise price of approximately $9.69 in connection with the exercise of options issued pursuant to the Company's stock option plan. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.


Item  3.  Defaults  Upon  Senior  Securities

          NONE

Item  4.  Submission  of  Matters  to  a  Vote  of Security Holders

          Reference is made to the Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders held on May 14, 2001, both of which are dated April 6, 2001 and previously filed with the Securities and Exchange Commission and are incorporated herein as an exhibit by reference.

          At this meeting, Larry Burcalow and Michael J. Larson were nominated and re-elected to terms expiring in 2004. George A. Fait, Kenneth P. Urso, Paul J. Breitnauer and Reinhart H. Postweiler continue as directors through the expiration of their terms. Additionally, Ernst & Young LLP was ratified as the Company's independent auditors for 2001.

Item  5.  Other  Information

          NONE

Item  6.  Exhibits  and  Reports  on  Form  8-K

          (a)  Exhibits
               --------
                  3.2 - By-Laws  of Capitol Transamerica Corporation  as Amended
                 99.1 - Press  Release  -  Capitol  Transamerica  Corporation
                        Reports Second Quarter (June 30, 2001) Results

          (b)  Reports on Form 8-K
               -------------------
               Reference is made to the Agreement and Plan of Merger with Alleghany Corporation, which was previously filed with the Securities and Exchange Commission on Form 8-K on July 23, 2001 and is incorporated herein by reference.

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


CAPITOL  TRANSAMERICA  CORPORATION


/s/  George  A.  Fait
---------------------------------------------
George  A.  Fait
Chairman  of  the  Board  and  President



/s/  Paul  J.  Breitnauer
---------------------------------------------
Paul  J.  Breitnauer
Vice  President  and  Treasurer




Date:  August 10, 2001

                                  Exhibit Index
                                  -------------


Exhibit Number           Exhibit Description
--------------           -------------------

      3.2                By-Laws of Capitol Transamerica Corporation as
                         Amended
     99.1 Press Release - Capitol Transamerica Corporation Reports Second Quarter (June 30, 2001) Results