Form 10-K/A
period 2000-12-31
CAPITOL TRANSAMERICA CORP
filed 2001-10-24
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    FORM 10-K/A
                                Amendment No. 1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF l934

  For the fiscal year ended December 31, 2000    Commission file number: 0-2047
                            -----------------                            ------

                        CAPITOL TRANSAMERICA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                                  39-1052658
- ------------------------------------                    ----------------------
  (State or other jurisdiction                             (I.R.S. Employer
 of incorporation or organization)                       Identification Number)

      4610 University Avenue
         Madison, Wisconsin                                  53705-0900
   -----------------------------------------               --------------
   (Address of principal executive offices)                  (Zip code)

     Registrant's telephone number, including area code      (608) 231-4450
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

                                 YES _X_       NO ___

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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                Explanatory Note
                                ----------------

This Amendment No. 1 to the Annual Report for the fiscal year ended December 31, 2000 of Capitol Transamerica Corporation (the "Company") is being filed by the Company to amend and restate Item 1 of Part I, Items 6, 7 and 8 of Part II and
Item 14 of Part IV. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 1.

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

(d)  Discussion  Topics
     ------------------

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


(e)  Reconciliation  of  Loss  and  Loss  Adjustment  Expense  Reserves:
     -------------------------------------------------------------------


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

(f)     Loss Reserve Development                          Consolidated (in millions of dollars)

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

The deficiencies in the early and mid-1990's were due to two factors. First, the continuing operations of the surety & fidelity bonds and property & casualty insurance businesses had explosive growth, going from $12.9 million in gross premiums written in 1985 to $32.7 million in 1991 and $102.1 million in 2000. With this growth came the development of losses over time. The Company addressed these losses by establishing new underwriting standards in 1998 and 1999 and recording reserves using the Company's best estimate for losses and loss adjustment expenses relating to liability for the ultimate cost of reported claims and incurred but not reported claims. Second, along with the rest of the insurance industry that wrote asbestos and environmental liability in the 1960's and 1970's, the Company developed its reserves for potential asbestos and environmental losses as these claims become more apparent from the ceding companies. After consulting with its independent actuary, the Company implemented a reserving methodology widely used to determine reserves for asbestos and environmental claims.

The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

The redundancies in recent years are a direct result of reporting reserves at conservative levels.

The Company was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and risk pools, including asbestos and environmental risks. Although the Company withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer. The discontinued reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness. Establishing net loss reserves for environmental and asbestos claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be, covered are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future. See also Note 4(b) of the Notes to the Consolidated Financial Statements for more discussion of the Discontinued Reinsurance Assumed Business.

(g)  Reconciliation  of  Statutory  to  Generally Accepted Accounting Principles
     (GAAP)  reserves:

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
                                                                 ============  ============  ============

                                    PART II
                                    -------

Item  6.  FIVE  YEAR  CONSOLIDATED  SUMMARY  OF SELECTED FINANCIAL DATA:
--------  --------------------------------------------------------------

                                                            2000           1999           1998           1997           1996
                                                        -------------  -------------  -------------  -------------  -------------
Gross Premiums Written                                  $102,110,215   $ 86,002,801   $ 87,929,152   $ 99,507,846   $ 90,939,387
                                                        =============  =============  =============  =============  =============
Net Premiums Written                                    $ 93,891,782   $ 80,193,376   $ 82,775,973   $ 91,564,795   $ 89,243,325
                                                        =============  =============  =============  =============  =============
Premiums Earned                                         $ 88,184,842   $ 82,841,104   $ 88,629,476   $ 87,451,620   $ 77,347,319
Net Investment Income                                      9,163,062      9,136,244      9,119,936      8,580,713      7,155,382
Realized Investment Gains                                 11,805,350      8,184,101     13,198,139     15,370,384      8,468,911
Other Revenues                                               355,208        249,672        113,005         36,801        382,130
                                                        -------------  -------------  -------------  -------------  -------------
Total Revenues                                           109,508,462    100,411,121    111,060,556    111,439,518     93,353,742
                                                        -------------  -------------  -------------  -------------  -------------
Losses and Loss Adjustment Expenses Incurred              57,501,375     45,300,841     52,377,114     61,128,402     41,165,776
Underwriting and Other Expenses                           32,688,826     31,199,583     30,682,454     28,587,186     26,680,657
                                                        -------------  -------------  -------------  -------------  -------------
Total Losses Incurred and Expenses                        90,190,201     76,500,424     83,059,568     89,715,588     67,846,433
                                                        -------------  -------------  -------------  -------------  -------------
Income from Operations Before Income Taxes                19,318,261     23,910,697     28,000,988     21,723,930     25,507,309
Income Tax Expense                                         4,864,944      7,198,234      8,577,075      6,532,051      7,158,151
                                                        -------------  -------------  -------------  -------------  -------------
Consolidated Net Income                                 $ 14,453,317   $ 16,712,463   $ 19,423,913   $ 15,191,879   $ 18,349,158
                                                        =============  =============  =============  =============  =============
Weighted Average Number of Shares Outstanding- Basic      11,124,074     11,252,358     11,206,018     11,151,428     11,077,501
                                                        =============  =============  =============  =============  =============
Weighted Average Number of Shares Outstanding- Diluted    11,158,462     11,297,289     11,280,442     11,285,751     11,315,758
                                                        =============  =============  =============  =============  =============
Income Per Share - Basic                                $       1.30   $       1.49   $       1.73   $       1.36   $       1.66
                                                        =============  =============  =============  =============  =============
Income Per Share - Diluted                              $       1.30   $       1.48   $       1.72   $       1.35   $       1.62
                                                        =============  =============  =============  =============  =============
Total Cash Dividends Per Share                          $       0.28   $       0.28   $       0.28   $       0.38   $       0.33
Consolidated Net Income and Cash Dividends Stated
   as a Ratio to Beginning Shareholders' Equity                 13.2%          14.1%          16.2%          16.7%          23.8%
Year End Financial Position:
   Assets                                               $283,258,052   $257,622,581   $277,359,597   $286,682,275   $228,885,454
   Shareholders' Investment                              145,699,869    133,226,210    141,315,973    139,342,141    116,581,883
   Book Value Per Share                                 $      13.23   $      11.82   $      12.59   $      12.46   $      10.50
                                                        -------------  -------------  -------------  -------------  -------------
Shares Outstanding                                        11,008,900     11,267,899     11,222,180     11,178,882     11,103,297
                                                        -------------  -------------  -------------  -------------  -------------
Insurance Operating Ratios (GAAP Basis):
   Losses and Loss Adjustment Expenses to
     Net Premiums Earned                                        65.2%          54.7%          59.1%          69.9%          53.2%
   Operating Expenses to Net Premiums Earned                    36.7%          37.4%          34.5%          32.6%          34.0%
                                                        -------------  -------------  -------------  -------------  -------------
   Combined Ratio                                              101.9%          92.1%          93.6%         102.5%          87.2%
                                                        =============  =============  =============  =============  =============
A. M. BEST Rating                                             A+             A+             A+             A+             A+
                                                           Superior       Superior       Superior       Superior       Superior
                                                        =============  =============  =============  =============  =============

Item  7.  Management's  Discussion  and  Analysis  of Financial Condition and
--------  -------------------------------------------------------------------
          Results  of  Operations
          -----------------------

OVERVIEW

Capitol Transamerica Corporation (the "Company") is an insurance holding company operating in 37 states which writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 77% of the business written in 2000 while the fidelity-surety segment accounts for approximately 23% of the Company's business written in 2000.

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

OPERATING  RESULTS

Total revenues increased by approximately $9.1 million, or 9%, in 2000 compared to 1999 due primarily to higher earned premiums and increases in realized investment gains. Total revenues decreased by approximately $10.6 million, or 9.6%, in 1999 compared to 1998 due to lower earned premiums and decreases in realized investment gains. Underwriting income decreased by $8.3 million in 2000 compared to 1999 due primarily to larger than expected losses on a few specific claims as well as a $6.9 million reserve strengthening for increased premium volume. Underwriting income increased by approximately $770,000 in 1999 compared to 1998 due primarily to decreased loss and loss adjustment expenses. Net income decreased to $14.5 million in 2000 from $16.7 million in 1999 and $19.4 million in 1998. A more detailed analysis of the Company's results of operations follows.

Premiums written are earned and recognized as revenues after a reduction for reinsurance ceded and after establishing a provision for the pro rata unearned portion of the premiums written. The following table illustrates the premiums for 1998 through 2000.

                                       2000           1999             1998
  ------------------------------  --------------- -------------- --------------
  Gross Premiums Written            $102,110,215    $86,002,801    $87,929,152
  Reinsurance Ceded                    8,218,433      5,809,425      5,153,179
  ------------------------------  --------------- -------------- --------------
  Net Premiums Written               $93,891,782    $80,193,376    $82,775,973
  ==============================  =============== ============== ==============
  Net Premiums Earned                $88,184,842    $82,841,104    $88,629,476
  ==============================  =============== ============== ==============
  Net Unearned Premium Reserve       $45,587,586    $39,454,257    $41,541,432
  ==============================  =============== ============== ==============

Gross premiums written increased by $16.1 million, or approximately 18.7%, in 2000 compared to 1999 and decreased by $1.9 million, or approximately 2.2%, in 1999 compared to 1998. In 1998 and 1999, the Company established new underwriting standards. With new underwriting standards in place, the Company began to increase the gross premiums written in late 1999 and throughout 2000. The fidelity-surety gross premiums written in 2000 grew by approximately 11% compared to 1999 due primarily to volume increases. The property-casualty gross premiums written in 2000 grew by approximately 21% compared to 1999 due primarily to volume increases and to a lesser extent rate increases.

The Company's loss and loss adjustment expense levels on a GAAP basis increased to approximately 65.2% of net premiums earned in 2000 compared to approximately 54.7% and 59.1% in 1999 and 1998, respectively. The increase in loss and loss adjustment expenses in 2000 was due primarily to $8.1 million in unexpected losses and $6.9 million in reserve strengthening, both of which are described in more detail below. The Company sustained higher than expected losses on a select group of seven claims in 2000. On the property-casualty side, there were two casualty claims with net incurred losses (after reinsurance) of $3 million and one property claim with net incurred losses of $1 million. On the fidelity-surety side, there were four claims with incurred losses of $4.1 million. The Company took steps to improve its fidelity surety business including not writing new bonds with certain bondholders and canceling certain agents responsible for the production of unprofitable business. Had these losses not occurred, the Company's loss and loss adjustment expense ratio for 2000 would have been approximately 55.5%, a level consistent with the Company's history.

After detailed discussions internally and consultations with our independent actuary, management believed it prudent to increase incurred but not reported ("IBNR") reserves in 2000 to address the losses inherent in the insurance business as determined through an actuarial analysis as follows:

                                                               IBNR Reserve
                                        ---------------------------------------------------------------
                                          Prior to Change        After Change             Change
                                        ---------------------------------------------------------------
   Fidelity & Surety                           $4,951,626          $5,914,404            $962,778
   Other Liability                              6,687,385           8,130,557           1,443,172
   Special Property                               121,997              14,617            (107,380)
   Commercial Multiple Peril                   22,580,923          25,735,155           3,154,232
   Workers Compensation                         2,351,321           3,298,398             947,077
   Reinsurance Assumed                          2,600,000           3,100,000             500,000
   All Other (Primarily Accident and
   Health)                                          6,748               6,869                 121
                                        ---------------------------------------------------------------
   Total                                      $39,300,000         $46,200,000          $6,900,000
                                        ===============================================================

The Company's operating expenses increased throughout the early and mid-1990's due to explosive premium growth, which, in turn, caused a need for more resources. When the Company established new underwriting standards in 1998 and 1999, the expenses remained at a level consistent with the 1997 level for two reasons. First, fixed expenses will not fluctuate with the premium volume and, second, resource levels, specifically staffing levels, were kept constant in anticipation of future growth. This resulted in the operating expense ratio growing from 32.6% in 1997 to 34.5% in 1998 and 37.4% in 1999. Conversely, the ratio decreased to 36.7% in 2000 because the fixed assets have remained constant and the Company has been able to effectively handle the increased premium volume with essentially the same staffing levels.

The Company's operating results from underwriting operations can be measured by the combined loss and operating expense ratios determined in accordance with generally accepted accounting principles ("GAAP"). Under GAAP, the loss, loss adjustment expenses and operating expenses are all stated as a ratio of net premiums earned. The combined ratio is useful because it shows the operating profitability of the Company excluding income from investment-related activities. Alternately stated, it shows the profitability of the insurance operations.

A combined ratio greater than 100% means the Company's insurance operations are operating at a loss, which the Company believes is typical on average for the insurance industry in recent years. This, however, does not mean the Company is losing money, because investment income and realized investment gains are also included in the determination of net income. Conversely, if the Company's combined ratio is less than 100%, the insurance operations are operating at a gain. The combined ratio should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other combined income or cash flow data prepared in accordance with GAAP or as a measure of overall profitability or liquidity. The following table depicts the Company's combined ratios for 1998 through 2000 broken down into its loss and operating expense components on a GAAP basis.

                                       2000             1999              1998
   -----------------------------------------------------------------------------
   Loss & Loss Adjustment Exp.         65.2%            54.7%             59.1%
   Operating Expenses                  36.7%            37.4%             34.5%
   -----------------------------------------------------------------------------
   Combined Ratio                     101.9%            92.1%             93.6%
   =============================================================================

Net investment income in 2000 amounted to $9,163,062 compared with $9,136,244 and $9,119,936 in 1999 and 1998, respectively. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets. Investment income has been increasing due to the Company concentrating investing in the fixed maturities market, most notably in tax-exempt municipal bonds. The relationship of the increase in investment in fixed maturities and net investment income is illustrated in the table below.

                                          2000         1999            1998
--------------------------------------------------------------------------------
Fixed Maturities (at amortized cost)  $85,369,980   $80,019,257     $68,210,546
Net Investment Income                   9,163,062     9,136,244       9,119,936
--------------------------------------------------------------------------------

Realized investment gains fluctuate due to both market conditions and the extent of specific investments that the Company decides to sell. The Company's realized investment gains fluctuated from $13.2 million in 1998 to $8.2 million in 1999 and $11.8 million in 2000.

The Company's income tax expense has decreased from $8.6 million in 1998 to $7.2 million in 1999 to $4.5 million in 2000 for two reasons. First, income from underwriting operations has decreased for those periods and, second, the Company's increased investment in municipal bonds has decreased the amount of taxable income.

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

LOSS  RESERVES

Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims at the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $77,980,973 as of December 31, 2000, compared with $77,256,192 as of December 31, 1999 and $78,504,050 as of December 31, 1998.
Management continues to closely monitor the reserves for losses and loss adjustment expenses to assure adequate recognition of the ultimate liability for claims and claim expenses. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable.

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

                          Basis Point (Decrease) Increase
                                                     Current
Portfolio Characteristics     (200)      (100)     Market Rate     100       200
- -----------------------------------------------------------------------------------
Market Value ($000's)       $105,278   $101,203   $     96,358   $90,834   $85,231
Market/Statement Value (%)     115.9%     111.4%         106.1%    100.0%     93.8%
Effective Duration (years)       3.9        4.2            4.5       4.8       5.0

The valuation of the Company's common stock portfolio is subject to equity price risk. If market prices were to decrease 10%, the fair value of the common stock portfolio would decrease by an estimated $9.0 million, from $119.4 million to $110.4 million.

The Company's investment portfolio is actively managed to minimize downward price risk.

SEGMENT INFORMATION

The Company has three business segments, which are segregated based on the types of products and services provided. The segments are 1) property and casualty, 2) fidelity and surety, and 3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis, for 1998 through 2000 is in footnote 13 to the Financial Statements.

The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and taverns. This segment also provides nurses professional, deerhunters and sportsmen's accident, and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including contractor's payment and performance bonds, license/permit bonds, fiduciary and judicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment consists of active reinsurance assumed and discontinued reinsurance assumed. The Company's discontinued reinsurance assumed business involved providing reinsurance coverage by assuming a portion of the risks underwritten by other insurance companies and risk pools, including asbestos and environmental risks. Although the Company withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer.

The Operating Results section discussed the premium growth as well as the loss and loss adjustment expenses for the fidelity-surety and property-casualty lines of business. Discontinued reinsurance assumed had an underwriting income of $1.3 million for 2000, compared to an underwriting loss of $522,000 and $470,000 for 1999 and 1998, respectively. In 2000, the Company decreased IBNR reserves by $2 million after consultation with the independent actuary retained by the Company to assess the adequacy of these reserves. Had the Company not decreased these reserves, the Company would have had an underwriting loss of $694,000 in 2000, compared to an underwriting loss of $522,000 and $470,000 in 1999 and 1998, respectively. In addition to the discontinued reinsurance assumed, the Company is involved in active reinsurance assumed business, which is described in footnote 4(c) to the Financial Statements. The active reinsurance assumed business has a minimal effect on the overall underwriting operations of the Company, contributing underwriting income of $108,000, $101,000 and $59,000 for 2000, 1999 and 1998, respectively.

Commissions, other underwriting expenses, investment income and income taxes are allocated by line of business as described below.

Commissions and other underwriting expenses are allocated to the lines of business based on premium volume and weighted average salaries by full-time equivalent employees.

Investment income is allocated by line of business as well as to capital and surplus based on a complex formula that incorporates premium volume, reserves and surplus to allocate among the different lines of business as well as to capital and surplus.

Income taxes are allocated to the lines of business based on the effective tax rates for the different items affecting income - investment income (dividends, interest and capital gains) and underwriting income.

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

     (c)  Exhibits

          The following is filed as an exhibit to this Report:

          Exhibit No.             Description
          ----------              -----------
            23            Consent of Ernst & Young LLP, independent auditors.

     (d)  Financial  Statement  Schedules
          Reference  is  made  to  the  financial  statement  schedules  above.

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of l934, the Company has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the _______ day of October, 2001.


                                     CAPITOL TRANSAMERICA CORPORATION


                                     By:    /s/ George A. Fait
                                            -------------------------------
                                            George A. Fait
                                            Chairman of the Board, President and
                                            Director

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

                                      CAPITOL TRANSAMERICA CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 2000, 1999 and 1998



                                                                            2000           1999           1998
                                                                        -------------  -------------  -------------
Cash flows provided by operating activities:
- ----------------------------------------------------------------------
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

Cash flows provided by (used for) investing activities:
- ----------------------------------------------------------------------
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

Cash flows used for financing activities:
- ----------------------------------------------------------------------
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

(2)          Investments
             -----------
     (a) The amortized cost and estimated fair value of fixed maturities and equity securities are as follows:

                                                      Gross         Gross
                                      Amortized    Unrealized    Unrealized        Fair
Type of investment                       Cost         Gains        Losses         Value
- -------------------------------------------------------------------------------------------
DECEMBER 31, 2000
Fixed maturities:
     U.S. Government bonds           $     33,930  $     1,690             -   $     35,620
     State, municipal and political
          subdivision bonds            84,236,162    5,559,420       (63,528)    89,732,054
     Corporate bonds and notes          1,099,888            -       (25,751)     1,074,137
- -------------------------------------------------------------------------------------------
   Total fixed maturities            $ 85,369,980  $ 5,561,110      ($89,279)  $ 90,841,811
===========================================================================================

Equity securities:
     Common stock                    $123,504,211  $26,442,675  ($30,533,348)  $119,413,538
     Non-redeemable preferred stock     6,470,793      185,332    (1,139,558)     5,516,567
- -------------------------------------------------------------------------------------------
   Total equity securities           $129,975,004  $26,628,007  ($31,672,906)  $124,930,105
===========================================================================================

DECEMBER 31, 1999
Fixed maturities:
     U.S. Government bonds           $     39,428  $     2,196             -   $     41,624
     State, municipal and political
          subdivision bonds            78,855,846    4,423,576    (1,204,274)    82,075,148
     Corporate bonds and notes          1,123,983            -       (30,268)     1,093,715
- -------------------------------------------------------------------------------------------
   Total fixed maturities            $ 80,019,257  $ 4,425,772   ($1,234,542)  $ 83,210,487
===========================================================================================

Equity securities:
     Common stock                    $125,913,872  $16,310,888  ($25,568,178)  $116,656,582
     Non-redeemable preferred stock     5,725,500      552,975      (582,908)     5,695,567
- -------------------------------------------------------------------------------------------
   Total equity securities           $131,639,372  $16,863,863  ($26,151,086)  $122,352,149
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

                                                   Amortized      Fair
                                                     Cost         Value
          ----------------------------------------------------------------
          Due in one year or less                 $         -  $         -
          Due after one year through five years     3,014,408    3,125,891
          Due after five years through ten years   10,295,355   10,745,902
          Due after ten years                      72,060,217   76,970,018
          ----------------------------------------------------------------
          Total                                   $85,369,980  $90,841,811
          ================================================================

     (c) Realized gains (losses) and change in unrealized gains (losses) for the three years ended December 31, 2000, 1999 and 1998 are as follows:

                                                 2000           1999            1998
- -----------------------------------------------------------------------------------------
Realized gains (losses):
  Fixed maturities
    Gross gains                              $    45,234   $      66,054   $      64,575
    Gross losses                                  (4,235)         (6,386)         (5,040)
  Equity securities
    Gross gains                               12,398,816       8,174,659      13,138,613
    Gross losses                                (634,465)        (50,226)             (9)
  Other                                                -               -               -
- -----------------------------------------------------------------------------------------
Net realized gains                           $11,805,350   $   8,184,101   $  13,198,139
=========================================================================================


Change in unrealized gains (losses):
  Fixed maturities                           $ 2,280,601     ($3,659,687)  $   2,214,372
  Equity securities                            4,242,324     (30,158,682)    (24,001,959)
- -----------------------------------------------------------------------------------------
Net change in unrealized gains (losses)        6,522,926     (33,818,369)    (21,787,587)
  Less effect of applicable deferred taxes     2,283,024     (11,836,426)     (7,130,560)
- -----------------------------------------------------------------------------------------
Net increase (decrease) in unrealized gains  $ 4,239,902    ($21,981,943)   ($14,657,027)
=========================================================================================

          Following is a summary of total unrealized gains (losses) as of December 31, 2000, 1999 and 1998:

                                                 2000           1999           1998
- ---------------------------------------------------------------------------------------
Unrealized gains (losses):
  Fixed maturities
    Gross unrealized gains                  $  5,561,110   $  4,425,772   $  6,860,733
    Gross unrealized losses                      (89,279)    (1,234,542)        (9,819)
  Equity securities
    Gross unrealized gains                    26,628,007     16,863,863     32,173,006
    Gross unrealized losses                  (31,672,906)   (26,151,086)   (11,301,546)
- ---------------------------------------------------------------------------------------
Gross unrealized gains (losses)                  426,932     (6,095,993)    27,722,374
  Less effect of applicable deferred taxes       149,428     (2,133,595)     9,702,829
- ---------------------------------------------------------------------------------------
Net unrealized gains (losses)               $    277,504    ($3,962,398)  $ 18,019,545
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

     (e) Following is a summary of investment income from each category of investments:

                                      2000         1999         1998
- ------------------------------------------------------------------------
Fixed maturities                   $ 4,927,452  $ 4,732,097  $ 4,619,471
Equity securities                    3,792,573    3,917,943    3,907,213
Investment real estate               2,343,288    2,458,961    2,383,255
Short-term                             350,688      252,387      186,341
- ------------------------------------------------------------------------
Total investment income             11,414,001   11,361,388   11,096,280
Investment expenses - real estate    1,484,161    1,434,580    1,310,113
Other investment expenses              344,742      406,518      321,016
Depreciation on real estate            422,036      384,046      345,215
- ------------------------------------------------------------------------
Net investment income              $ 9,163,062  $ 9,136,244  $ 9,119,936
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

(3)       Reserves  for  Losses  and  Loss  Adjustment  Expenses
          ------------------------------------------------------
          The table below provides a reconciliation of the beginning and ending reserves for losses and loss adjustment expenses, net of reinsurance:

                                                               2000          1999          1998
- ---------------------------------------------------------------------------------------------------
Balance as of January 1,                                   $77,256,192   $78,504,050   $71,472,338
Reinsurance balances                                           121,478    (1,101,770)         (594)
- ---------------------------------------------------------------------------------------------------
Net reserves                                                77,377,670    77,402,280    71,471,744

Incurred losses and loss adjustment expenses related to:
     Current year                                           60,051,007    47,749,455    49,862,090
     Prior years
        Direct losses (net of ceded)                        (1,744,893)     (562,627)    4,091,923
        Direct loss adjustment expenses (net of ceded)         520,814    (2,379,899)   (1,956,631)
        Discontinued assumed reinsurance                    (1,325,553)      493,912       379,732
- ---------------------------------------------------------------------------------------------------
            Total prior years                               (2,549,632)   (2,448,614)    2,515,024

Total incurred                                              57,501,375    45,300,841    52,377,114
- ---------------------------------------------------------------------------------------------------

Paid losses and loss adjustment expenses related to:
     Current year                                           25,045,636    18,642,962    20,035,517
     Prior years                                            29,411,213    26,682,489    26,370,166
- ---------------------------------------------------------------------------------------------------
Total paid                                                  54,456,849    45,325,451    46,405,683
- ---------------------------------------------------------------------------------------------------

Other adjustments, net                                               -             -       (40,895)
- ---------------------------------------------------------------------------------------------------

Net balance at December 31                                  80,422,196    77,377,670    77,402,280
Reinsurance balances                                        (2,441,223)     (121,478)    1,101,770
- ---------------------------------------------------------------------------------------------------
Balance at December 31                                     $77,980,973   $77,256,192   $78,504,050
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

     (b)  Assumed  -  Discontinued
          ------------------------

          The Company was involved in providing reinsurance coverage by assuming a portion of risks underwritten by other insurance companies and risk pools, including asbestos and environmental risks. Although the Company withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer. The discontinued reinsurance assumed loss reserves are based on current information available from the ceding companies and are continually reviewed for accuracy and reasonableness.

          Management believes that the reserves of $7,344,795 at December 31, 2000 are adequate, but recognizes the uncertainty industry-wide concerning these exposures. Establishing net loss reserves for environmental and asbestos claims is subject to uncertainties that are greater than those presented by other types of claims. Among the complications are lack of historical data, long reporting delays, uncertainty as to the number and identity of insureds with potential exposure, unresolved legal issues regarding policy coverage, availability of reinsurance and the extent and timing of any such contractual liability. The legal issues concerning the interpretation of various insurance policy provisions and whether those losses are, or were ever intended to be covered, are complex. Courts have reached different and sometimes inconsistent conclusions as to when losses are deemed to have occurred and which policies provide coverage; what types of losses are covered; whether there is an insurer obligation to defend; how policy limits are determined; how policy exclusions and conditions are applied and interpreted; and whether clean-up costs represent insured property damage. Management believes these issues are not likely to be resolved in the near future. The Company has provided a letter of credit relating to reinsurance assumed of $130,000 at both December 31, 2000 and 1999.

     (c)  Assumed  -  Active
          ------------------
          CIC participates in reinsurance programs in the accident and health and commercial multiple peril lines of business. The exposure on this business is minimal.

          Net written and earned premiums and losses and loss adjustment expenses included in this reinsurance activity are as follows:

                                   Written Premiums
                      -----------------------------------------
                          2000           1999          1998
- ---------------------------------------------------------------
Direct                $100,103,877   $84,460,081   $86,329,672
Assumed                  2,006,338     1,542,719     1,599,480
Ceded                   (8,218,433)   (5,809,424)   (5,153,179)
- --------------------------------------------------------------
Net premiums written  $ 93,891,782   $80,193,376   $82,775,973
===============================================================

                                 Earned Premiums
                     ----------------------------------------
                         2000          1999          1998
- -------------------------------------------------------------
Direct               $93,981,038   $86,565,885   $92,203,082
Assumed                1,995,850     1,524,090     1,596,487
Ceded                 (7,792,046)   (5,248,871)   (5,170,093)
- -------------------------------------------------------------
Net premiums earned  $88,184,842   $82,841,104   $88,629,476
=============================================================

                                            Losses and Loss Adjustment Expenses Incurred
                                                    2000          1999          1998
- ----------------------------------------------------------------------------------------
Direct                                          $66,443,778   $47,738,063   $53,447,519
Assumed - Losses                                   (408,609)    1,253,237       280,900
Assumed - Legal and audit                            30,571        17,084        98,832
Ceded                                            (8,564,365)   (3,707,543)   (1,450,137)
- ----------------------------------------------------------------------------------------
Net loss and loss adjustment expenses incurred  $57,501,375   $45,300,841   $52,377,114
========================================================================================

(5)       Income  Taxes
          -------------
     (a) The Company and its subsidiaries file a consolidated federal income tax return and separate state franchise and premium tax returns as applicable.

     (b) The components of income tax expense for the years 2000, 1999 and 1998 are as follows:

                                                            2000         1999         1998
- ----------------------------------------------------------------------------------------------
Current expense:
   Federal                                               $4,827,862   $7,115,401   $8,096,181
   State                                                    635,425      621,630      785,787
- ----------------------------------------------------------------------------------------------
Total current expense                                     5,463,287    7,737,031    8,881,968

Deferred expense(benefit):
  Deferred insurance acquisition costs                      378,764     (308,206)    (231,757)
  Unearned premiums                                        (399,486)     185,341      409,745
  Discount on loss and loss adjustment expense reserves    (555,695)     (69,897)    (322,034)
  Unpaid commissions                                        (18,931)    (333,362)    (140,748)
  Other, net                                                 (2,995)     (12,673)     (20,099)
- ----------------------------------------------------------------------------------------------
Total deferred benefit                                     (598,343)    (538,797)    (304,893)
- ----------------------------------------------------------------------------------------------

Income tax expense                                       $4,864,944   $7,198,234   $8,577,075
==============================================================================================

     (c) A reconciliation of the effective income tax rate, as reflected in the consolidated statements of income, to the statutory federal income tax rate, is as follows:

                                                       2000    1999    1998
- ----------------------------------------------------------------------------
Statutory tax rate                                     35.0%   35.0%   35.0%
Municipal bond income, net of proration               (7.7%)  (5.9%)  (4.9%)
Dividend received exemption, net of proration         (2.1%)  (1.8%)  (1.7%)
State income tax expense, net of federal tax benefit    2.1%    1.7%    1.7%
Other, net                                            (2.1%)    1.1%    0.5%
- ----------------------------------------------------------------------------
Effective income tax rate                              25.2%   30.1%   30.6%
============================================================================

     (d) Significant components of the deferred tax liabilities and assets are as follows:

                                                         December 31,   December 31,
                                                             2000           1999
- -------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred insurance acquisition costs                  $   4,804,230  $   4,425,466
   Net unrealized gains on investment securities               149,425              -
   Other, net                                                  110,934         79,339
- -------------------------------------------------------------------------------------
  Total deferred tax liabilities                             5,064,589      4,504,805
- -------------------------------------------------------------------------------------

Deferred tax assets:
   Unearned premium reserve discounting                      3,071,150      2,671,664
   Loss and loss adjustment expense reserve discounting      3,197,269      2,641,574
   Net unrealized losses on investment securities                    -      2,133,595
   Unpaid commissions                                          858,601        839,670
  Other, net                                                   406,283        371,695
- -------------------------------------------------------------------------------------
  Total deferred tax assets                                  7,533,302      8,658,198
- -------------------------------------------------------------------------------------

Net deferred tax asset                                   $   2,468,713  $   4,153,393
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

          A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                          2000               1999                    1998
- -------------------------------------------------------------------------------------
                              Weighted-              Weighted-             Weighted-
                               Average                Average               Average
                               Exercise               Exercise              Exercise
                    Options     Price      Options     Price     Options     Price
- -------------------------------------------------------------------------------------
Outstanding,
 beginning of year  280,545   $     9.93   280,924   $    13.38  237,111   $    11.81
Granted               6,400        11.28   236,704        10.19   97,900        15.75
Exercised           (19,797)        7.99    (9,594)        7.02  (26,856)        6.30
Expired             (30,296)        9.40  (227,489)       14.58  (27,231)       15.15
                    --------              ---------              --------  ----------
Outstanding,
 end of year        236,852   $    10.20   280,545   $     9.93  280,924   $    13.38
- -------------------------------------------------------------------------------------

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

                                        Policyholders' Surplus as of December 31,
 -------------------------------------------------------------------------------
                                             2000         1999          1998
- -------------------------------------------------------------------------------
Capitol Indemnity Corporation            $107,917,384  $91,570,236  $102,902,836
Capitol Specialty Insurance Corporation     4,667,963    4,865,494     5,865,245
- -------------------------------------------------------------------------------
Total                                    $112,585,347  $96,435,730  $108,768,081
================================================================================

                                        Net Income For The Year Ended December 31,
- -------------------------------------------------------------------------------
                                            2000          1999          1998
- -------------------------------------------------------------------------------
Capitol Indemnity Corporation            $13,003,336   $16,306,022   $19,051,239
Capitol Specialty Insurance Corporation      232,388       689,133       479,019
- -------------------------------------------------------------------------------
Total                                    $13,235,724   $16,995,155   $19,530,258
================================================================================

         The Company's underwriting results can be measured by the combined loss and expense ratios. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. The following table depicts the Company's two subsidiary insurance companies' combined ratios on a statutory basis.

                                            2000         1999          1998
     --------------------------------- ----------- ------------ -------------
     Loss and Loss Adjustment Exp.          65.4%        54.9%         59.4%
     Underwriting Expense                   35.1%        37.0%         35.6%
     --------------------------------- ----------- ------------ -------------
     Combined Ratio                        100.5%        91.9%         95.0%
     ================================= =========== ============ =============

         The Company's combined ratios continue to compare very favorably with the industry average, as indicated by the following chart.

     Combined Ratio                     2000             1999           1998
     ------------------------------------------------------------------------
     Company                          100.5%            91.9%          95.0%
     Industry *                       109.3%           110.2%         105.9%
     ------------------------------------------------------------------------
      *The industry number for 2000 is the ratio for commercial carriers at September 30, 2000. The industry date is based upon the report published by Insurance Services Offices, Inc. entitled "Property/Casualty Insurance Industry Financail Results: Nine-Months 2000 Analysis" dated as of December 15, 2000.

Please reference Item 7 (Management Discussion and Analysis) for an analysis of the significance of the combined ratio and what it means to an insurance company.

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

(10)  Underwriting,  Acquisition  and  Insurance  Expenses
      ----------------------------------------------------
     A summary of underwriting, insurance acquisition costs and insurance expenses incurred during the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                 2000         1999         1998
- ---------------------------------------------------------------------------------------------------
Net commissions                                              $19,869,276   $18,001,338  $18,459,299
Salaries and other compensation                                5,647,661     4,944,476    4,710,297
Other                                                          6,782,560     5,974,697    5,389,054
- ---------------------------------------------------------------------------------------------------
Total costs                                                   32,299,497    28,920,511   28,558,650
(Increase) decrease in deferred insurance acquisition costs   (1,082,183)      880,588      662,164
- ---------------------------------------------------------------------------------------------------
Total underwriting, acquisition and insurance expenses       $31,217,314   $29,801,099  $29,220,814
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

(12)  Quarterly  Results  of  Operations  (Unaudited)
      -----------------------------------------------

- ------------------------------------------------------------------------------------------------------
For the year ended December 31, 2000     First       Second        Third       Fourth        Total
- ------------------------------------------------------------------------------------------------------
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

- ------------------------------------------------------------------------------------------------------
For the year ended December 31, 1999     First       Second        Third       Fourth        Total
- ------------------------------------------------------------------------------------------------------
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

- ------------------------------------------------------------------------------------------------------
For the year ended December 31, 1998     First       Second        Third       Fourth        Total
- ------------------------------------------------------------------------------------------------------
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

(13)  Industry  Segment  Disclosures
      ------------------------------

      The Company has three business segments, which are segregated based on the types of products and services provided. The segments are 1) property and casualty, 2) fidelity and surety, and 3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company.

      The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and taverns. This segment also provides nurses professional, deerhunters and sportsmen's accident, and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including contractor's payment and performance bonds, license/permit bonds, fiduciary and judicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment consists of active reinsurance assumed and discontinued reinsurance assumed. The Company's discontinued reinsurance assumed business involved providing reinsurance coverage by assuming a portion of the risks underwritten by other insurance companies and risk pools, including asbestos and environmental risks. Although the Company withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis, for 1998 through 2000 follows in the table below. In analyzing this information, keep the following discussion in mind. The reconciliation items to get to the consolidated GAAP basis come from three sources: operating income from non-insurance operations, investment income on capital and surplus, and intercompany eliminations (management fees for intercompany services provided and dividend income on parent company stock held by affiliates). Specifically, loss adjustment expenses are adjusted for intercompany eliminations from management fees, other underwriting expenses are adjusted for operating expenses from non-insurance operations and intercompany eliminations related to the management fees, investment and other income is adjusted for investment income from non-insurance operations and capital and surplus and intercompany eliminations for management fees and intercompany dividends. Finally, the tax adjustment is the tax on the investment income attributable to capital and surplus. The reconciliation to GAAP for net income is the net effect of the reconciliation amounts above.

                                                                     2000           1999           1998
                                                                 -------------  -------------  -------------
  Revenue, excluding net investment income
    and realized investment gains:
    Property and Casualty                                        $ 67,773,588   $ 63,918,736   $ 65,678,284
    Fidelity and Surety                                            20,369,689     18,908,835     22,948,025
    Reinsurance Assumed                                                41,565         13,533          3,167
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 88,184,842   $ 82,841,104   $ 88,629,476
                                                                 =============  =============  =============

  Losses and loss adjustment expenses:

    Property and Casualty                                        $ 47,246,293   $ 31,734,367   $ 40,400,269
    Fidelity and Surety                                            11,719,015     13,233,814     11,818,682
    Reinsurance Assumed                                            (1,315,504)       493,912        379,732
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 57,649,804   $ 45,462,093   $ 52,598,683
  Reconciliation to Consolidated GAAP:
    Inter-company adjustments                                        (148,429)      (161,252)      (221,569)
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 57,501,375   $ 45,300,841   $ 52,377,114
                                                                 =============  =============  =============

  Other underwriting expenses:
    Property and Casualty                                        $ 22,867,032   $ 20,509,441   $ 20,226,965
    Fidelity and Surety                                            10,143,105      9,194,086      9,239,049
    Reinsurance Assumed                                               (56,283)       (58,626)        34,509
                                                                 -------------  -------------  -------------
      Totals:                                                    $ 32,953,854   $ 29,644,901   $ 29,500,523
  Reconciliation to Consolidated GAAP:
    (Increase) decrease in deferred insurance acquisition costs    (1,082,183)       880,588        662,164
    Operating expenses from non-insurance operations                1,704,641      1,510,921      1,466,728
    Inter-company adjustments                                        (887,486)      (836,827)      (946,961)
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 32,688,826   $ 31,199,583   $ 30,682,454
                                                                 =============  =============  =============

  Net investment gain and other income:
    Property and Casualty                                        $  7,288,011   $  5,264,383   $  6,742,389
    Fidelity and Surety                                             1,082,299        678,678        692,572
    Reinsurance Assumed                                               949,300        714,362        821,247
                                                                 -------------  -------------  -------------
      Totals:                                                    $  9,319,610   $  6,657,423   $  8,256,208
  Reconciliation to Consolidated GAAP:
    Investment income from capital and surplus                     12,064,331     10,417,802     13,419,217
    Investment income from non-insurance operations                   146,747      1,276,305        357,244
    Inter-company adjustments                                        (207,068)      (781,513)       398,411
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 21,323,620   $ 17,570,017   $ 22,431,080
                                                                 =============  =============  =============

  Income tax expense (benefit):
    Property and Casualty                                        $  1,187,442   $  5,356,364   $  3,652,050
    Fidelity and Surety                                              (202,775)    (1,151,955)       803,964
    Reinsurance Assumed                                               739,605         70,582        128,293
                                                                 -------------  -------------  -------------
      Totals:                                                    $  1,724,271   $  4,274,991   $  4,584,307
  Reconciliation to Consolidated GAAP:
    Capital and surplus                                             3,140,673      2,923,243      4,091,130
    GAAP & inter-company adjustments                                        -              -        (98,362)
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $  4,864,944   $  7,198,234   $  8,577,075
                                                                 =============  =============  =============

  Net income (loss):
    Property and Casualty                                        $  3,760,832   $ 11,582,947   $  8,141,389
    Fidelity and Surety                                              (207,357)    (1,688,432)     1,778,902
    Reinsurance Assumed                                             1,623,047        222,027        281,880
                                                                 -------------  -------------  -------------
      Totals:                                                    $  5,176,523   $ 10,116,542   $ 10,202,171
  Reconciliation to Consolidated GAAP:                              9,276,794      6,595,921      9,221,742
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $ 14,453,317   $ 16,712,463   $ 19,423,913
                                                                 =============  =============  =============

  Assets:
    Property and Casualty                                        $ 84,545,028   $ 90,756,970   $105,614,860
    Fidelity and Surety                                            40,146,831     24,936,678     20,432,187
    Reinsurance Assumed                                            12,866,324      8,702,723      9,996,577
                                                                 -------------  -------------  -------------
      Totals:                                                    $137,558,183   $124,396,371   $136,043,624
  Reconciliation to Consolidated GAAP:
    Capital and surplus                                           145,699,869    133,226,210    141,315,973
                                                                 -------------  -------------  -------------
    Consolidated GAAP                                            $283,258,052   $257,622,581   $277,359,597
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

                                                              SCHEDULE  I

                        CAPITOL TRANSAMERICA CORPORATION
                            SUMMARY  OF  INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2000


                                                                     SCHEDULE  I

                                       CAPITOL TRANSAMERICA CORPORATION
                                           SUMMARY  OF  INVESTMENTS
                                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                            As of December 31, 2000


                                                                                            Amount  at
                                                                                           Which  Shown
                                                                                Fair       in  Balance
          Type of Investment                                    Cost            Value         Sheet
- ------------------------------------------------------  -------------------  ------------  ------------
Fixed maturity securities, available-for-sale:
  Bonds:                                                                  0
     United States Government and government                              0
       agencies and authorities                         $            33,930  $     35,620  $     35,620
     State, municipalities, and political subdivisions           84,236,162    89,732,054    89,732,054
     All other corporate bonds                                    1,099,888     1,074,137     1,074,137
                                                        -------------------  ------------  ------------

  Total                                                          85,369,980    90,841,811    90,841,811
                                                        -------------------  ------------  ------------

Equity securities, available-for-sale:
  Common stocks:
     Public utilities                                             2,065,853     2,129,269     2,129,269
     Banks, trusts, and insurance companies                      66,009,901    66,983,698    66,983,698
     Industrial, miscellaneous, and all other                    55,428,457    50,300,571    50,300,571
  Nonredeemable preferred stocks                                  6,470,793     5,516,567     5,516,567
                                                        -------------------  ------------  ------------

  Total                                                         129,975,004   124,930,105   124,930,105
                                                        -------------------  ------------  ------------

Real estate, net of depreciation                                 11,008,554    11,008,554    11,008,554
Short-term investments                                            5,587,306     5,587,306     5,587,306
                                                        -------------------  ------------  ------------

Total Investments                                       $       231,940,844  $232,367,776  $232,367,776
                                                        ===================  ============  ============

                                                                    SCHEDULE  II

                   CONDENSED  FINANCIAL  INFORMATION  OF  REGISTRANT
                                  CAPITOL  TRANSAMERICA  CORPORATION
                                    (Parent  Company)


CONDENSED BALANCE SHEETS                                                               December 31,
- ------------------------                                            ------------------------------------------
  Assets                                                                       2000                  1999
  ------                                                            --------------------------  --------------
    Investments                                                     $               9,067,200   $   7,046,418
    Cash                                                                              553,169          13,908
    Accrued investment income                                                          45,164          47,730
    Investment in subsidiaries                                                    134,350,154     124,363,795
    Income taxes recoverable                                                          189,696         169,680
    Other assets                                                                    1,728,997       1,619,474
                                                                    --------------------------  --------------
       Total assets                                                 $             145,934,380   $ 133,261,005
                                                                    ==========================  ==============
  Liabilities and shareholders' investment
  -----------------------------------------
  Liabilities:
  ------------
    Accounts payable                                                $                  11,170   $      30,795
    Payable to affiliates                                                                   -           4,000
    Deferred income taxes                                                             223,340               -
                                                                    --------------------------  --------------
       Total liabilities                                                              234,510          34,795
                                                                    --------------------------  --------------
  Shareholders' investment:
    Common stock                                                                   11,558,767      11,538,970
    Additional paid-in-capital                                                     21,995,693      21,857,143
    Accumulated other comprehensive (loss) income,
      net of deferred taxes                                                           414,771         (37,235)
    Retained earnings (including undistributed earnings of
      subsidiaries of $132,038,443 and $123,866,985, respectively)                115,544,177     100,389,425
                                                                    --------------------------  --------------
                                                                                  149,513,408     133,748,303
  Less treasury stock, at cost                                                     (3,813,538)       (522,093)
                                                                    --------------------------  --------------
  Total shareholders' investment                                                  145,699,870     133,226,210
                                                                    --------------------------  --------------
  Total liabilities and shareholders' investment                    $             145,934,380   $ 133,261,005
                                                                    ==========================  ==============

                                                      For  the  years  ended  December  31,
                                                      -------------------------------------
  STATEMENTS OF INCOME                                   2000         1999         1998
  --------------------                               ------------  -----------  -----------
  Dividends received from subsidiaries               $ 5,500,000   $   500,000  $ 5,000,000
  Management fees received from subsidiaries             913,404       906,737    2,031,293
  Investment income                                      253,257       306,874      350,901
  Realized investment (losses) gains                    (107,273)      966,943           13
  Other income                                             4,752         4,052        7,100
                                                     ------------  -----------  -----------
        Total Income                                   6,564,140     2,684,606    7,389,307
  Administrative expenses                              1,698,363     1,504,083    1,495,240
                                                     ------------  -----------  -----------
  Net income before tax and equity in undistributed
      net income of subsidiaries                       4,865,777     1,180,523    5,894,067
  Income tax (benefit) expense                          (258,439)      166,487      346,794
                                                     ------------  -----------  -----------
  Income before equity in undistributed net
      income of subsidiaries                           5,124,216     1,014,036    5,547,273
  Equity in undistributed net income of
      subsidiaries, net of dividends paid              9,329,101    15,698,427   13,876,640
                                                     ------------  -----------  -----------
  Net Income                                         $14,453,317   $16,712,463  $19,423,913
                                                     ============  ===========  ===========

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                    SCHEDULE  II
                                                                     (continued)

                                  CAPITOL  TRANSAMERICA  CORPORATION
                                     (Parent  Company)


                                                                          December  31,
                                                            -------------------------------------------
  STATEMENTS OF CASH FLOWS                                      2000          1999           1998
- ----------------------------------------------------------  ------------  -------------  --------------
Cash flows provided by operating activities:
  Net income                                                $14,453,317   $ 16,712,463   $ 19,423,913
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation                                               792,989        777,657        850,739
     Realized investment losses (gains)                         107,273       (966,943)           (13)
     Change in:
         Equity in net income of subsidiaries                (9,329,101)   (15,698,427)   (13,876,640)
         Other assets                                          (157,451)      (131,113)       (21,410)
         Other liabilities                                      (23,625)       (17,476)         6,093
                                                           ------------  -------------  --------------
  Net cash provided by operating activities                   5,843,402        676,161      6,382,682

  Cash flows provided by (used for) investing activities:
     Proceeds from investments sold/matured                      94,575      3,559,461         70,022
     Purchases of investments                                (1,527,553)      (347,971)    (2,367,149)
     Purchase of depreciable assets                            (782,511)      (751,534)    (1,079,278)
                                                           ------------  -------------  --------------
     Net cash (used for) provided by investing activities    (2,215,489)     2,459,956     (3,376,405)
                                                           ------------  -------------  --------------
  Cash flows provided by (used for) financing activities:
     Cash dividends paid                                     (3,170,749)    (3,166,188)    (3,163,880)
     Stock options exercised                                    158,347         67,342        169,265
     Net proceeds from (purchase) sale of treasury stock        (76,250)       (26,534)       (18,952)
                                                           ------------  -------------  --------------
     Net cash used for financing activities                  (3,088,652)    (3,125,380)    (3,013,567)

  Net increase (decrease) in cash                               539,261         10,737         (7,290)

  Cash, beginning of year                                        13,908          3,171         10,461
                                                           ------------  -------------  --------------
  Cash, end of year                                         $   553,169   $     13,908   $      3,171
                                                           ============  =============  ==============
Cash paid during the year for:
     Income taxes                                           $   262,100   $    337,110   $    333,917
     Interest                                                         -              -          4,190

     The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto of Capitol Transamerica Corporation.

                                                                   SCHEDULE  III

                                                       CAPITOL  TRANSAMERICA  CORPORATION
                                                     SUPPLEMENTARY  INSURANCE  INFORMATION


                                               December 31,                            Year ended December 31,
                   ----------------------------------------------------------  --------------------------------------
                     Deferred      Future Policy                                                          Benefits,
                      Policy     Benefits, Losses,                 Other                       Net     Claims, Losses
                    Acquisition    Claims, and       Unearned   Policyholder    Premium    Investment  and Settlement
Segment                Costs      Loss Expenses      Premiums      Funds        Revenue      Income       Expenses
- -----------------  ----------------------------------------------------------  --------------------------------------
2000
- ----
Property-casualty
insurance          $ 13,726,372  $     77,980,973  $45,587,586  $         -  $ 88,184,842  $ 9,163,062  $ 57,501,375

1999
- ----
Property-casualty
insurance          $ 12,644,189  $     77,256,192  $39,454,257  $         -  $ 82,841,104  $ 9,136,244  $ 45,300,841

1998
- ----
Property-casualty
insurance          $ 13,524,777  $     78,504,050  $41,541,432  $         -  $ 88,629,476  $ 9,119,936  $ 52,377,114



                       Year ended December 31, (continued)
                   -------------------------------------------
                   Amortization of
                   Deferred Policy     Other
                    Acquisition      Operating      Premiums
Segment                Costs         Expenses       Written
- -----------------  ---------------  -----------  -------------
2000
- ----
Property-casualty
insurance          $    28,431,941  $ 1,471,512  $ 102,110,215

1999
- ----
Property-casualty
insurance          $    28,325,677  $ 1,398,483  $  86,002,801

1998
- ----
Property-casualty
insurance          $    27,833,262  $ 1,461,640  $  87,929,152

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
                                  ============  ===========  ==========  ===========  ===========  ==========

                                                                    SCHEDULE  VI

                            CAPITOL TRANSAMERICA CORPORATION
                                SUPPLEMENTAL INFORMATION
                   CONCERNING PROPERTY-CASUALTY INSURANCE OPERATIONS
                                   December 31, 2000


                                                           As of December 31,
                                                       --------------------------
BALANCE SHEET DATA:                                         2000             1999
- ------------------                                     -------------  -----------
Deferred insurance acquisition costs                   $  13,726,372  $12,644,189

Outstanding loss and loss adjustment expense reserves     77,980,973   77,256,192

Discount deducted from reserves                                    -            -

Unearned premiums                                      $  45,587,586  $39,454,257







INCOME STATEMENT DATA:                                       Year Ended December 31,
- ----------------------                             ----------------------------------------
                                                       2000           1999         1998
                                                   -------------  ------------  -----------
Earned premiums                                    $ 88,184,842   $82,841,104   $88,629,476

Net investment income                                 9,163,062     9,136,244     9,119,936


Incurred losses and loss adjustment
   expenses related to:

      Current year                                   60,051,007    47,749,455    49,862,090
      Prior years                                    (2,549,632)   (2,448,614)    2,515,024

Amortization of deferred policy acquisition costs    28,431,941    28,325,677    27,833,262

Paid claims and claim adjustment expenses            54,456,849    45,325,451    46,405,683

Gross premiums written                             $102,110,215   $86,002,801   $87,929,152

                                 EXHIBIT INDEX

Exhibit No.            Description
-----------            ------------

  23            Consent of Ernst & Young LLP, independent auditors.