Form 10-Q
period 2001-09-30
CAPITOL TRANSAMERICA CORP
filed 2001-11-14
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: September 30, 2001
                         Commission file number: 0-2047


                     CAPITOL TRANSAMERICA CORPORATION (CTC)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           A Wisconsin Corporation                         39-1052658
       -------------------------------               ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

           4610 University Avenue
             Madison, Wisconsin                            53705-0900
  ----------------------------------------                 ----------
  (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (608) 231-4450


          Securities registered pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $1.00 PAR VALUE
             ------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

Indicate the number of shares of each issuer's class of common stock, as of the latest practicable date:

                              At September 30, 2001

                          Common Stock, $1.00 Par Value

                               Issued: 11,562,720

                             Outstanding: 10,952,153

--------------------------------------------------------------------------------

                       Securities and Exchange Commission

                                Washington, D.C.

                                    Form 10-Q



                                     Part I

Financial Information                                                     Page
                                                                          ----

Consolidated Financial Statements                                          3-7

Notes to Consolidated Financial Statements                                8-10

Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                  11-18

Condensed Statutory Financial Statements of
    Insurance Subsidiaries                                                  19



                                     Part II

Other Information                                                         Page
                                                                          ----

Other Disclosures                                                          20

Officers and Directors                                                     21

Signatures                                                                 22

Exhibit Index                                                              23

                        CAPITOL TRANSAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                    September 30,   December 31,   September 30,
                                        2001            2000           2000
                                    -------------   ------------   -------------

ASSETS
Investments:
Available-for sale investment
 securities, at fair value:
U.S. Government bonds (amortized
 cost $24,746, $33,930 and
 $35,283, respectively)             $     27,000    $     35,620    $    36,817
State, municipal and political
 subdivision bonds (amortized
 cost $104,411,706, $84,236,165
 and $79,613,133, respectively)      110,506,950      89,732,054     83,463,540
Corporate bonds and notes
 (amortized cost $1,077,802,
 $1,099,888 and $1,102,199,
 respectively)                         1,063,340       1,074,137      1,075,358

Equity securities:
Common stock (cost $105,871,423,
 $123,504,211 and $123,861,536,
 respectively)                       107,616,300     119,413,538    119,542,064
Non-redeemable preferred stock
 (cost $5,344,152, $6,470,793
 and $6,008,950, respectively)         4,747,040       5,516,567      5,247,359
Investment real estate, at
 cost, net of depreciation            11,507,370      11,008,554     10,943,776
Short-term investments, at cost
 which approximates fair value         6,047,556       5,587,306      3,139,868
                                    ------------    ------------   ------------
     Total Investments               241,515,556     232,367,776    223,448,782

Cash                                   3,553,574       3,641,628      1,469,541
Accrued investment income              2,199,188       1,953,466      1,934,712
Receivables from agents,
 insureds and others, less
 allowance for doubtful accounts
 of $530,000 for each period          24,676,337      18,438,610     19,719,340
Balances due from reinsurers           1,257,720       1,794,851      3,472,137
Funds held by ceding reinsurers           47,000          47,000         40,000
Deferred insurance acquisition
 costs                                15,617,147      13,726,372     14,306,963
Prepaid reinsurance premiums           2,436,868       1,714,017      1,679,606
Due from securities brokers               90,009       4,218,650      5,638,921
State income taxes recoverable           169,858          32,263         14,427
Federal income taxes recoverable       4,168,599          35,200         27,885
Deferred income taxes                    289,301       2,468,713      2,425,751
Other assets                           2,496,881       2,819,506      2,959,744
                                    ------------    ------------   ------------
     Total Assets                   $298,518,038    $283,258,052   $277,137,809
                                    ============    ============   ============

                        CAPITOL TRANSAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                    September 30,   December 31,   September 30,
                                        2001            2000           2000
                                    -------------   ------------   -------------

LIABILITIES
Policy liabilities and accruals:
Reserve for losses                  $ 53,389,524    $ 52,231,685   $ 53,345,849
Reserve for loss adjustment
 expenses                             25,729,154      25,749,288     23,447,613
Unearned premiums                     56,232,945      45,587,586     46,348,561
                                    ------------    ------------   ------------
Total Policy Liabilities and
 Accruals                            135,351,623     123,568,559    123,142,023
                                    ------------    ------------   ------------

Accounts payable                       3,625,258       4,203,407      3,715,309
Claim drafts outstanding               5,502,873       4,927,097      3,560,375
Balances due to securities
 brokers                               2,887,856          34,125        908,712
Balances due to reinsurers             5,746,897       4,097,368      1,418,708
Accrued premium taxes payable            903,627         727,627        573,524
                                    ------------    ------------   ------------
Total Other Liabilities               18,666,511      13,989,624     10,176,628
                                    ------------    ------------   ------------

Total Liabilities                    154,018,134     137,558,183    133,318,651
                                    ------------    ------------   ------------

SHAREHOLDERS' INVESTMENT
Common stock ($1.00 par value,
 authorized 15,000,000 shares,
 issued 11,562,720, 11,558,767
 and 11,558,166 shares,
 respectively)                        11,562,720      11,558,767     11,558,166
Paid-in surplus                       22,759,865      22,733,088     22,727,877
Accumulated other comprehensive
 income (loss) (net of deferred
 tax expense (benefit) of
 $2,515,235, $149,425 and
 ($439,587), respectively)             4,715,566         277,504       (816,376)
Retained earnings                    110,023,442     114,944,048    113,634,940
                                    ------------    ------------   ------------

Shareholders' Investment Before
 Treasury Stock                      149,061,593     149,513,407    147,104,607

Treasury stock (610,567, 549,867
 and 505,967 shares,
 respectively, at cost)               (4,561,688)     (3,813,538)    (3,285,449)
                                    ------------    ------------   ------------

Total Shareholders' Investment       144,499,905     145,699,869    143,819,158
                                    ------------    ------------   ------------

Total Liabilities and
 Shareholders' Investment           $298,518,038    $283,258,052   $277,137,809
                                    ============    ============   ============

Book Value Per Share                $      13.19    $      13.23   $       13.01
                                    ============    ============   ============

Shares Outstanding                    10,952,153      11,008,900     11,052,199
                                    ============    ============   ============

                             CAPITOL TRANSAMERICA CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME

                                    For the Nine Months           For the Three Months
                                    Ended September 30,           Ended September 30,
                                 --------------------------    --------------------------
                                    2001            2000          2001            2000
                                 -----------    -----------    -----------    -----------
REVENUES
Premiums earned                  $73,456,508    $64,832,530    $26,136,208    $22,751,882
Net investment income              7,441,841      6,800,513      2,598,722      2,298,110
Realized investment (losses)
 gains                            (8,239,437)     7,275,290     (6,491,363)     3,296,312
Other revenues                       450,019        253,434        182,435         96,021
                                 -----------    -----------    -----------    -----------
    Total Revenues                73,108,931     79,161,767     22,426,002     28,442,325
                                 -----------    -----------    -----------    -----------

LOSSES AND EXPENSES INCURRED
Losses incurred                   42,237,586     29,794,673     14,143,486     12,667,179
Loss adjustment expenses
 incurred                          8,492,800      7,945,275      2,997,133      3,026,527
Underwriting, acquisition and
 insurance expenses               28,285,409     24,544,624      9,488,873      8,102,761
Increase in deferred
 insurance acquisition costs      (1,890,775)    (1,662,774)      (592,861)      (246,845)
Other expenses                     1,469,841      1,077,524        750,784        371,816
                                 -----------    -----------    -----------    -----------
    Total Losses and Expenses
     Incurred                     78,594,861     61,699,322     26,787,415     23,921,438
                                 -----------    -----------    -----------    -----------

(Loss) Income Before Income
 Taxes                            (5,485,930)    17,462,445     (4,361,413)     4,520,887
                                 -----------    -----------    -----------    -----------

Income tax (benefit) expense:
Current                           (2,737,582)     5,032,432     (1,995,437)     1,240,703
Deferred                            (186,400)        33,632       (117,610)      (43,567)
                                 -----------    -----------    -----------    -----------
                                  (2,923,982)     5,066,064     (2,113,047)     1,197,136
                                 -----------    -----------    -----------    -----------

Net (Loss) Income                $(2,561,948)   $12,396,381    $(2,248,366)   $ 3,323,751
                                 ===========    ===========    ===========    ===========

Per Share Data:

Cash Dividends Declared          $      0.24    $      0.21    $      0.08    $      0.07
                                 ===========    ===========    ===========    ===========

Earnings Per Share - Basic       $     (0.23)   $      1.11    $     (0.21)   $      0.30
                                 ===========    ===========    ===========    ===========

Earnings Per Share - Diluted     $     (0.23)   $      1.11    $     (0.21)   $      0.30
                                 ===========    ===========    ===========    ===========

                                                  CAPITOL TRANSAMERICA CORPORATION
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                                                   AND COMPREHENSIVE INCOME (LOSS)


                                                                                        Accumulated
                                            Common                                         Other
                                          Stock (Par      Paid-In      Comprehensive   Comprehensive     Retained        Treasury
                                         Value $1.00)     Surplus      Income (Loss)   Income (Loss)     Earnings         Stock
                                         ------------   -----------    -------------   -------------   -------------   ------------

Balance, January 1, 1999                 $11,529,376    $22,246,366    $          -    $ 18,019,545    $ 90,016,245    $  (495,559)
  Comprehensive income (loss):
    Net income                                     -              -      16,712,463               -      16,712,463              -
    Other comprehensive loss:
      Unrealized depreciation on
       available-for-sale securities,
       net of deferred taxes                       -              -     (16,662,277)              -               -              -
      Less: reclassification
       adjustment, net of tax of
       $2,864,435, for gain included               -              -      (5,319,666)              -               -              -
       in net income
        Other comprehensive loss                   -              -     (21,981,943)    (21,981,943)              -              -
    Comprehensive loss                             -              -      (5,269,480)              -               -              -
  Stock options exercised                      9,594         57,748               -               -               -        (26,534)
  Purchases and sales of treasury
   stock, net                                      -        290,424               -               -               -              -
  Cash dividends paid                              -              -               -               -      (3,151,515)             -
                                         -----------    -----------    ------------    ------------    ------------    -----------
Balance, December 31, 1999               $11,538,970    $22,594,538               -     $(3,962,398)   $103,577,193    $  (522,093)
  Comprehensive income:
    Net income                                     -              -      14,453,317               -      14,453,317              -
    Other comprehensive income:
      Unrealized appreciation on
       available-for-sale securities,
       net of deferred taxes                       -              -      11,913,380               -               -              -
      Less: reclassification
       adjustment, net of tax of
       $2,546,352, for gain included               -              -      (7,673,478)              -               -              -
       in net income
        Other comprehensive income                 -              -       4,239,902       4,239,902               -              -
    Comprehensive income                           -              -      18,693,219               -               -              -
  Stock options exercised                     19,797        138,550               -               -               -        (76,250)
  Stock-based compensation                         -              -               -               -          25,476              -
  Purchases and sales of treasury
   stock, net                                      -              -               -               -               -     (3,215,195)
  Cash dividends paid                              -              -               -               -      (3,111,938)             -
                                         -----------    -----------    ------------    ------------    ------------    -----------
Balance, December 31, 2000               $11,558,767    $22,733,088               -    $    277,504    $114,944,048    $(3,813,538)
  Comprehensive (loss) income:
    Net loss                                       -              -      (2,561,948)              -      (2,561,948)             -
    Other comprehensive income:
      Unrealized appreciation on
       available-for-sale securities,
       net of deferred taxes                       -              -        (917,572)              -               -              -
      Less: reclassification
       adjustment, net of tax benefit
       of $2,883,803, for loss                     -              -       5,355,634               -               -              -
       included in net income
        Other comprehensive income                 -              -       4,438,062       4,438,062               -              -
    Comprehensive income                           -              -       1,876,114               -               -              -
  Stock options exercised                      3,953         26,777               -               -               -              -
  Stock-based compensation                         -              -               -               -         271,158              -
  Purchases and sales of treasury
   stock, net                                      -              -               -               -               -       (748,150)
  Cash dividends paid                              -              -               -               -      (2,629,816)             -
                                         -----------    -----------    ------------    ------------    ------------    -----------
Balance, September 30, 2001              $11,562,720    $22,759,865               -    $  4,715,566    $110,023,442    $(4,561,688)
                                         ===========    ===========    ============    ============    ============    ===========

                        CAPITOL TRANSAMERICA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  YEAR-TO-DATE
                                          September 30,   December 31,   September 30,
                                              2001            2000           2000
                                          -------------   ------------   -------------
Cash flows (used for) provided by
 operating activities:
  Net Income                              $ (2,561,948)   $ 14,453,317   $ 12,396,381
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
    Depreciation                               931,435       1,215,024        897,412
    Realized investment gains                8,239,437     (11,805,350)    (7,275,290)
    Change in:
      Deferred insurance acquisition
       costs                                (1,890,775)     (1,082,183)    (1,662,774)
      Unearned premiums                     10,645,359       6,133,329      6,894,304
      Accrued investment income               (245,722)        (25,565)        (6,811)
      Receivables from agents,
       insureds and others                  (6,237,727)     (3,545,963)    (4,826,693)
      Balances due to/from reinsurers          885,335         149,564        230,148
      Reinsurance recoverable on
       paid and unpaid losses                1,301,325         683,248     (3,753,282)
      Funds held by ceding reinsurers                -          (7,000)             -
      Income taxes payable/recoverable      (4,270,994)        618,777        643,928
      Deferred income taxes                   (335,825)       (598,340)        33,634
      Due to/from securities brokers         6,982,372      (3,545,389)    (4,091,073)
      Prepaid reinsurance premiums            (722,851)       (426,390)      (391,979)
      Other assets                             135,346        (707,858)      (683,062)
      Reserve for losses and loss
       adjustment expenses                   1,137,705         724,781       (462,730)
      Accounts payable                          (2,373)      3,324,905      1,470,085
      Accrued premium taxes                    176,000         388,764        234,661
                                          ------------    ------------   ------------
        Net cash provided by (used
         for) operating activities          14,166,099       5,947,671       (353,141)
                                          ------------    ------------   ------------

Cash flows provided by (used for)
 investing activities:
  Proceeds from sales of available-
   for-sale securities                      29,411,481      26,278,568     17,600,356
  Purchases of available-for-sale
   securities                              (43,348,161)    (26,716,842)   (14,617,489)
  Maturities of available-for-sale
   securities                                3,121,661       4,053,867      3,447,617
  Purchases of depreciable assets             (363,057)       (782,511)      (738,782)
                                          ------------    ------------   ------------
    Net cash (used for) provided by
     investing activities                  (11,178,076)      2,833,082      5,691,702
                                          ------------    ------------   ------------

Cash flows (used for) provided by
 financing activities:
  Cash dividends paid                       (2,629,816)     (3,111,938)    (2,338,634)
  Stock options exercised                       30,730          45,273         76,285
  Net cost of purchase of treasury
   stock                                      (476,991)     (3,152,895)    (2,687,106)
                                          ------------    ------------   ------------
    Net cash used for financing
     activities                             (3,076,077)     (6,219,560)    (4,949,455)
                                          ------------    ------------   ------------

Net (decrease) increase in cash                (88,054)      2,561,193        389,106
Cash, beginning of period                    3,641,628       1,080,435      1,080,435
                                          ------------    ------------   ------------
Cash, end of period                       $  3,553,574    $  3,641,628   $  1,469,541
                                          ============    ============   ============
Cash paid during the period for:
  Income taxes                            $  1,532,546    $  4,856,364   $  4,380,677
                                          ============    ============   ============

                        CAPITOL TRANSAMERICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. Although the Company believes the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 annual report on Form 10-K.

     On July 20, 2001, the Company and Alleghany Corporation, a Delaware corporation ("Alleghany"), announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 20, 2001, providing for the merger (the "Merger") of ABC Acquisition Corp., a Wisconsin corporation and wholly-owned subsidiary of Alleghany, with and into the Company. If the merger is completed, the Company will become a wholly-owned subsidiary of Alleghany and the holders of the common stock of the Company will be entitled to receive $16.50 in cash for each share of common stock. Consummation of the Merger is subject to satisfaction or waiver of conditions set forth in the Merger Agreement, including, without limitation, approval of the Merger at a meeting of the Company's shareholders by holders of two-thirds of the outstanding shares of common stock and certain regulatory approvals. On July 23, 2001, the Company filed a copy of the Merger Agreement with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K.

(2)  Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents from options outstanding. The following table sets forth the computation of basic and diluted earnings per share (EPS):

                                   September 30,   December 31,    September 30,
                                       2001            2000            2000
--------------------------------------------------------------------------------
Numerator:
  Consolidated net (loss) income   $(2,561,948)    $14,453,317      $12,396,381
================================================================================
Denominator:
  Basic EPS - weighted average
   shares of common stock           10,955,851      11,124,074       11,177,654
  Effect of dilutive securities
   - unexercised stock options               -          34,388           33,773
--------------------------------------------------------------------------------
  Diluted EPS - weighted average
   shares of common stock and
   unexercised stock options        10,955,851      11,158,462       11,211,427
================================================================================

     The effect of dilutive securities was excluded from the diluted loss per common share computation for the nine months ended September 30, 2001, because the Company had a net loss in this period and their inclusion would have been anti-dilutive.

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

(4)  Income Taxes
     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the corresponding amounts used for income tax reporting.

(5)  Common Stock Options
     There were 3,953 options exercised during the nine months ended September 30, 2001 compared to 19,196 options exercised during the nine months ended September 30, 2000. For further information regarding stock options, refer to Note 6 of the Notes to the Consolidated Financial Statements included in the Company's 2000 annual report.

(6)  Dividends

     2001
     ----
     On September 4, 2001, a cash dividend of $.08 per share was declared to shareholders of record September 11, 2001 and paid September 25, 2001 in the amount of $876,012.

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

(7)  Investments
     The Company's fixed maturities and equity securities are classified as available-for-sale and, accordingly, are carried at fair value, with unrealized gains (losses) reported as a separate component of the shareholders' investment, net of taxes. The cost of fixed maturities is adjusted for the amortization of premiums and accretion of discounts to maturity. Fixed maturities and equity securities deemed to have declines in value that are other than temporary are written down through the Consolidated Statement of Income to carrying values equal to their estimated fair values.

     Investment real estate is carried at cost, net of accumulated depreciation of $1,971,088, $1,595,693 and $1,488,842 at September 30, 2001, December
     31, 2000 and September 30, 2000, respectively. Real estate is depreciated over the useful life of the asset.

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

(9)  Industry Segment Disclosures
     The Company has three business segments, which are segregated based on the types of products and services provided. The segments are (1) property and casualty, (2) fidelity and surety, and (3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company. Data for each segment as required for interim reporting follows in the table below. In analyzing this information, keep the following discussion in mind. The reconciliation items to get to the consolidated GAAP basis come from two sources: investment income on capital and surplus and intercompany eliminations (management fees for intercompany services provided and dividend income on stock held by affiliates). Specifically, revenues are adjusted for investment income from capital and surplus, and intercompany eliminations for management fees from intercompany service agreements and intercompany dividends. Pre-tax profit is adjusted for the net effect of the amounts in revenues along with intercompany eliminations for management fees from expense items (loss adjustment and underwriting expenses).

                                                    Year-to-date
                                    September 30,   December 31,   September 30,
Total Revenues:                         2001            2000           2000
                                    -------------   ------------   -------------
  Property & Casualty               $ 59,161,678    $ 75,198,171    $54,734,118
  Fidelity & Surety                   14,175,775      21,472,270     15,775,969
  Reinsurance Assumed                     35,299       1,008,654        672,095
                                    ------------    ------------    -----------
      Subtotal                      $ 73,372,752    $ 97,679,095    $71,182,182
  Reconciliation to Consolidated
   GAAP:
    Capital & Surplus                   (104,167)     12,036,436      8,049,833
    Inter-company adjustments           (159,654)       (207,069)       (70,248)
                                    ------------    ------------    -----------
Total Consolidated Revenues         $ 73,108,931    $109,508,462    $79,161,767
                                    ============    ============    ===========
Before-tax (Loss) Profit:
  Property & Casualty               $ (2,604,468)   $  4,627,311    $ 5,534,785
  Fidelity & Surety                   (2,845,435)       (548,495)     1,728,355
  Reinsurance Assumed                   (210,568)      2,374,163      1,503,815
                                    ------------    ------------    -----------
      Subtotal                      $ (5,660,471)   $  6,452,979    $ 8,766,955
  Reconciliation to Consolidated
   GAAP:
    Capital & Surplus                   (104,167)     12,036,436      8,049,833
    Inter-company adjustments            278,708         828,846        645,657
                                    ------------    ------------    -----------
Consolidated Net (Loss)
 Income Before Tax                  $ (5,485,930)   $ 19,318,261    $17,462,445
                                    ============    ============    ===========

     MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF
                                   OPERATIONS

OVERVIEW
--------
Capitol Transamerica Corporation (the "Company") is an insurance holding company, which operates in 37 states and writes, through its subsidiaries, both property-casualty and fidelity-surety insurance. The property-casualty segment accounts for approximately 82% of the business written while the fidelity-surety segment accounts for approximately 18% of the business.

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

On July 20, 2001, the Company and Alleghany Corporation, a Delaware corporation ("Alleghany"), announced that they had entered into an Agreement and Plan of Merger (the "Merger Agreement"), dated as of July 20, 2001, providing for the merger (the "Merger") of ABC Acquisition Corp., a Wisconsin corporation and wholly-owned subsidiary of Alleghany, with and into the Company. If the merger is completed, the Company will become a wholly-owned subsidiary of Alleghany and the holders of the common stock of the Company will be entitled to receive $16.50 in cash for each share of common stock. Consummation of the Merger is subject to satisfaction or waiver of conditions set forth in the Merger Agreement, including, without limitation, approval of the Merger at a meeting of the Company's shareholders by holders of two-thirds of the outstanding shares of common stock and certain regulatory approvals. On July 23, 2001, the Company filed a copy of the Merger Agreement with the Securities and Exchange Commission as an exhibit to a Current Report on Form 8-K.

OPERATING RESULTS
-----------------
Total revenues decreased by approximately $6.1 million for the nine months ended September 30, 2001 compared to the same period in 2000 and decreased by approximately $6.0 million for the three months ended September 30, 2001 compared to the same period in 2000. Underwriting income decreased by approximately $8.1 million for the nine months ended September 30, 2001 compared to the same period in 2000 and decreased by approximately $605,000 for the three months ended September 30, 2001 compared to the same period in 2000. These decreases were primarily due to increases in the Company's loss and loss adjustment expenses of $13.0 million and $1.4 million, respectively, for the nine and three month periods ended September 30, 2001. For the nine months ended September 30, 2001, net income decreased to a net loss of approximately $2.6 million compared to net income of approximately $12.4 million for the same period in 2000. For the three months ended September 30, 2001, net income decreased to a net loss of approximately $2.2 million compared to net income of approximately $3.3 million for the same period in 2000. A more detailed analysis of the Company's results of operations follows.

Premiums written are earned and recognized as revenues after a reduction for reinsurance ceded and after establishing a provision for the pro rata unearned portion of the premiums written. The following table illustrates the premiums for the nine and three month periods ended September 30, 2001 compared to the same periods in 2000.

                                     Nine Months Ended               Three Months Ended
                               -----------------------------   -----------------------------
                               September 30,   September 30,   September 30,   September 30,
                                   2001            2000            2001            2000
--------------------------------------------------------------------------------------------
Gross Premiums Written          $94,473,926     $76,777,047     $32,590,210     $25,018,766
Reinsurance Ceded                11,094,911       5,442,192       3,942,787       1,580,050
--------------------------------------------------------------------------------------------
Net Premiums Written            $83,379,015     $71,334,855     $28,647,423     $23,438,716
============================================================================================
Net Premiums Earned             $73,456,508     $64,832,530     $26,136,208     $22,751,882
============================================================================================
Net Unearned Premium Reserve    $56,232,945     $46,348,561     $56,232,945     $46,348,561
============================================================================================

In 1998 and 1999, the Company established new underwriting standards. With these new underwriting standards in place, the Company began to increase the gross premiums written in late 1999, throughout 2000 and thus far in 2001. For the nine months ended September 30, 2001, the Company increased its gross premiums written across all of its product lines by 23.0% compared to the same period in 2000. Approximately 8% of this increase is attributable to rate increases with the remainder being due to volume increases. The Company reduced its gross premiums written in the fidelity-surety bond market by approximately 4% due almost entirely to decreases in volume. The Company increased its gross premiums written in the property-casualty market by approximately 30%, of which 10% was due to rate increases with the remainder coming from volume increases.

For the three months ended September 30, 2001 compared to the same period in 2000, the Company increased its gross premiums written across all of its lines by approximately 30%, of which approximately 11% is attributable to rate increases with the remainder being due to volume increases. The Company reduced its gross premiums written in the fidelity-surety bond market by approximately 2% due primarily to decreases in volume. The Company increased its gross premiums written in the property-casualty market by approximately 35%, of which 14% of the increase in premiums was due to rate increases with the remainder coming from volume increases.

For the nine months ended September 30, 2001, the fidelity-surety loss and loss adjustment expense ratio was 65.3% of net premiums earned compared to 42.0% for the same period in 2000. This increase is due to two factors. First, the ratio for 2000 was low compared to the Company's history of approximately 55% of net premiums earned, and, second, claims from one specific bonded contractor accounted for approximately 52% of the fidelity-surety losses and loss adjustment expenses for the nine month period ended September 30, 2001. To prevent additional large losses, the Company has stopped writing new bonds with these contractors as well as canceling the agents responsible for the production of this and other unprofitable business. Had the fidelity-surety losses discussed above occurred consistent with the Company's historical claim levels, the Company's fidelity-surety loss and loss adjustment expense ratio for the nine month period ended September 30, 2001 would have been 55% and the overall loss and loss adjustment expense ratio, when taken with the property and casualty losses, would have been approximately 53% for this period. For the three months ended September 30, 2001, the fidelity-surety loss and loss adjustment expense ratio was 48.9% of net premiums earned compared to 72.4% for the same period in 2000. This decrease is due to two factors. First, the 2001 ratio is slightly better than the Company's 55% historical ratio, and, second, the Company had fewer claims relating to the fidelity-surety bond business for the three months ended September 30, 2001 compared to the same period in 2000. For the three months ended September 30, 2000, claims from four specific bonded contractors added approximately

$4 million, or 17.6%, to the claims volume. Losses in recent years are due mostly to larger than expected contract bond losses in the Florida and Texas markets.

For the nine months ended September 30, 2001, the property-casualty loss and loss adjustment expense ratio was 69.2% of net premiums earned compared to 58.4% of net premiums earned for the same period in 2000. For the three months ended September 30, 2001, the property-casualty loss and loss adjustment expense ratio was 68.7% of net premiums earned compared to 68.2% of net premiums earned for the same period in 2000. These increases were due to the increased frequency of Midwest summer storms and increased severity on large fire losses. The storm losses increased the property-casualty loss and loss adjustment expense ratio from 5.0% of total net premiums earned for the nine month period ended September 30, 2000 to 9.0% of total net premiums earned for the same period in 2001. While the Company cannot control the immediate impact of storm losses, it is looking at the trends of storm losses as well as employing loss control efforts to try to minimize the effects of these types of losses. Large fire losses increased the property-casualty loss and loss adjustment expense ratio from 9.5% of total net premiums earned for the nine month period ended September 30, 2000 to 11.7% of total net premiums earned for the same period in 2001. Specifically, through September 30, 2001, the Company has had 18 fire claims with over $150,000 in incurred claim costs for a total of approximately $8.6 million compared to 17 such cases in 2000 with total incurred claim costs of $6.1 million. The Company is utilizing increased loss control efforts relating to fire losses, especially in the restaurant and tavern markets, where the losses tend to be higher due to arson. Specifically, the Company is focusing its efforts to review hazard reports and current client financial statements. Had the property-casualty losses discussed above occurred consistent with the Company's historical claim levels, the Company's property-casualty loss and loss adjustment expense ratio for both the nine and three month periods ended September 30, 2001 would have been 52.5% and the overall loss and loss adjustment expense ratio would have been 53%.

While the terrorist attacks of September 11, 2001 have had, and will continue to have, tragic consequences on society as a whole and will affect the insurance industry for years to come, the Company does not believe it has any insurance losses related to the September 11th attacks because the Company does not write business in New York or Washington, D.C.

Operating expenses remained relatively constant for the nine months ended September 30, 2001 compared to the same period in 2000 increasing slightly from a ratio of 36.6% of net earned premium to 37.3% of net earned premium. The increase in operating expenses for the nine months ended September 30, 2001 is due primarily to incurring non-recurring legal fees of approximately $311,000 in 2001 related to the Merger Agreement. There were no such legal fees incurred in 2000, nor does the Company expect to incur such expenses in the future. Likewise, the increase in operating expenses from 35.7% of net earned premium for the three months ended September 30, 2000 to 36.2% of net earned premiums for the same period in 2001 is due primarily to the legal fees described above.

The Company's operating results from underwriting operations can be measured by the GAAP combined loss, loss adjustment expense and operating expense ratios. Under GAAP, the loss, loss adjustment expenses and operating expenses are all stated as a ratio of net premiums earned. The combined ratio is useful because it shows the operating profitability of the Company excluding income from investment-related activities. Alternately stated, it shows the profitability of the insurance operations.

A combined ratio greater than 100% means the Company's insurance operations are operating at a loss, which is typical on average for the insurance industry in recent years. This, however, does not mean the Company is losing money, because investment income and realized investment gains are also included in the determination of net income. Conversely, if the Company's combined ratio is less than 100%, the insurance operations are operating at a gain. The combined ratio should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other combined income or cash flow data prepared in accordance with GAAP or as a measure of profitability or liquidity. The following table depicts the Company's combined ratios for the nine and three month periods ended September 30, 2001 compared to the same period in 2000 broken down into its loss and operating expense components on a GAAP basis:

                           Nine Months Ended             Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2001           2000           2001           2000
--------------------------------------------------------------------------------
Loss & Loss
 Adjustment Expenses      69.1%          58.2%          65.6%          69.0%
Operating Expenses        37.3%          36.6%          36.2%          35.7%
--------------------------------------------------------------------------------
Combined Ratio           106.4%          94.8%         101.8%         104.7%
================================================================================

Investment income has been increasing due to the Company concentrating on investing in the fixed maturities market, most notably in tax-exempt municipal bonds. The relationship of the increase in investment in fixed maturities and net investment income is illustrated below:

                           Nine Months Ended             Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2001           2000           2001           2000
--------------------------------------------------------------------------------
Fixed Maturities
 (at amortized cost)  $105,514,254   $ 80,750,615   $105,514,254   $ 80,750,615
Net Investment
 Income               $  7,441,841   $  6,800,513   $  2,598,722   $  2,298,110
--------------------------------------------------------------------------------

The Company sells investments, and, thus, realizes investment gains, when it is advantageous to the Company within the marketplace. The investment gains realized, or market value of the investments sold compared to the Company's cost of those investments, fluctuates with both the market conditions when the investment is sold and the Company's management of its portfolio. Additionally, under FASB Statement 115, the Company recorded $14.7 million and $6.5 million, respectively, in realized losses for the nine and three month periods ended September 30, 2001 for "other-than-temporary" market value adjustments for certain securities held in its portfolio. No such adjustments were made during the first nine months of 2000. Management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future. Had the FASB 115 losses not occurred, the Company's realized gains would have amounted to $6.5 million for the first nine months of 2001 compared to $7.3 million for the same time period in 2000.

The Company's income tax expense has decreased from an expense of $5.1 million for the first nine months of 2000 to a 2001 year-to-date benefit of $2.9 million for two reasons. First, income from underwriting operations has decreased, and, second, the Company's increased investment in municipal bonds has decreased the amount of taxable income. The Company's tax benefit represents 53.3% of the pre-tax net loss for the nine-month period ended September 30, 2001 compared to tax expense of 29.0% of the pre-tax net income reported for the nine-month period ended September 30, 2000. Additionally, the tax benefit for the three-month period ended September 30, 2001 was 48.4% of the pre-tax net loss compared to tax expense of 26.5% of the pre-tax net income for the same period in 2000. The change in the rates for both the nine and three-month periods ended September 30, 2001 are due primarily to increased interest income from tax-exempt municipal bonds, and, to a lesser extent, an adjustment of the 2000 income tax expense.

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

NET INVESTMENT INCOME AND REALIZED GAINS
----------------------------------------
The Company's fixed maturities and equity securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as "Accumulated Other Comprehensive Income
(Loss)" in the equity portion of the balance sheet.

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or accretion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

                                   September 30,   December 31,    September 30,
Investments                            2001            2000            2000
--------------------------------------------------------------------------------
    Invested Assets                $241,515,556    $232,367,776    $223,448,782
    Net Investment Income             7,441,841       9,163,062       6,800,513
    Percent of Return to Average
     Carrying Value                         4.3%            4.0%            4.0%
    Realized (Losses) Gains          (8,239,437)     11,805,350       7,275,290
    Change in Unrealized Gains
     (Losses)                         4,438,062       4,239,902       3,146,022
--------------------------------------------------------------------------------

The net unrealized gain of $4.4 million for the first nine months of 2001 consists of a $0.4 million unrealized gain on fixed maturities and a $4.0 million unrealized gain on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions will provide an even greater opportunity to invest and build shareholder value over the long term.

For the nine months ended September 30, 2001, net investment income increased from $6.8 million to $7.4 million, or 9.4%, over the same period last year. This increase is due to the increase in its investment in fixed maturities. Additionally, the Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets than other property-casualty insurance companies.

Please see the Operating Results section for a discussion of the losses absorbed in 2001 for "other-than-temporary" investment losses under FASB Statement 115.

The terrorist attacks of September 11, 2001 left the financial markets in economic mayhem. The stock markets were closed for a week, and the bond market did not fully recover for over a week. As can be expected in times of a world tragedy, the markets reacted adversely when they started trading and had time to digest the potential impact of these incidents.

The Company's equity portfolio felt the effects of the stock market downturn as did the rest of the economic community. The equity portfolio did decline modestly in the last two weeks of September 2001, but the Company believes this decline is normal after an event such as the terrorist attack. The Company continues to monitor its portfolio carefully to determine if an other-than-temporary adjustment is necessary as well as to maximize the total return of its equity portfolio.

Also, due to the Company's decision at the beginning of 2001 to increase its fixed income portfolio, increases in unrealized gains of its bond portfolio have been attained. The combination of lowered interest rates by the Federal Reserve Board and the sudden increase in bond purchasing after the terrorist attack by the financial community has resulted in a solid bond market valuation.

INCOME TAXES
------------
Income tax expense is based on income reported for financial statement purposes and tax laws and rates in effect for the years presented. Deferred federal income taxes arise from timing differences between the recognition of income determined for financial reporting purposes and income tax purposes. Such timing differences are related principally to the deferral of policy acquisition costs, the recognition of unearned premiums and the discounting of claims reserves for tax purposes. Deferred taxes are also provided on unrealized gains and losses. Also of note is that the Company's effective income tax rate tends to be lower than most companies because of the high concentration of investment income related to tax-free municipal bonds.

LOSS RESERVES
-------------
Reserves for losses and loss adjustment expenses reflect the Company's best estimate of the liability for the ultimate cost of reported claims and incurred but not reported (IBNR) claims at the end of each period. The estimates are based on past claim experience and consider current claim trends as well as social and economic conditions. The Company's reserves for losses and loss adjustment expenses were $79.1 million at September 30, 2001, compared to $76.8 million at September 30, 2000 and $78.0 million at December 31, 2000. These reserves increased slightly due to the Company maintaining its best estimate of reserve levels in response to the Company's increased premium volume and increased losses described in the Operating Results section. Management continues to closely monitor the loss and loss adjustment expense reserves to assure adequate recognition of the ultimate liability for claims and claims expenses. Management recognizes that this is especially important in light of today's climate whereby the Company has had increased premium volume and larger than expected contract bond losses in the Florida and Texas markets as well as increased large fire losses in the restaurant and tavern markets and increased storm losses in the Midwest.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Liquidity refers to the Company's ability to meet obligations as they become due. The obligations and cash outflows of the Company include claim settlements, acquisition and administrative expenses, investment purchases and dividends to shareholders. In addition to satisfying these obligations and cash outflows through premium collections, there are cash inflows obtained from interest and dividend income, and maturities and sales of investments. Because cash inflows from premiums are received in advance of the cash outflows required to settle claims, the Company accumulates funds, which it invests pending liquidity requirements. Therefore, investments represent the majority (80.9%, 82.0% and 80.6% at September 30, 2001, December 31, 2000 and September 30, 2000, respectively) of the Company's assets. Cash outflows can be unpredictable for two reasons: first, a large portion of liabilities representing loss reserves have uncertainty regarding settlement dates; and second, there is a potential for losses occurring either individually or in the aggregate. As a result, the Company maintains adequate short-term investment programs necessary to ensure the availability of funds. The investment programs are structured so that a forced sale liquidation of fixed maturities should not be necessary during the ordinary course of business. The Company has no material capital expenditure requirements.

SEGMENT INFORMATION
-------------------
The Company has three business segments, which are segregated based on the types of products and services provided. These segments are (1) property and casualty,
(2) fidelity and surety and (3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis is included in footnote 9 to the Financial Statements for the nine month periods ended September 30, 2001 and 2000 and the year ended December 31, 2000.

The property and casualty segment provides specialty commercial coverages for beauty and barber shops, bowling alleys, contractors/manufacturers, day care centers, restaurants, detective/guard agencies, golf courses and taverns. This segment also provides nurses professional, deer hunters and sportsmen's accident, and special event coverages. The fidelity and surety segment offers a full range of surety and fidelity bonds, including contractor's payment and performance bonds, license/permit bonds, fiduciary and judicial bonds, as well as commercial fidelity bonds. The reinsurance assumed segment consists of active reinsurance assumed and discontinued reinsurance assumed. The Company's discontinued reinsurance assumed business involved providing reinsurance coverage by assuming a portion of the risks underwritten by other insurance companies and risk pools, including asbestos and environmental risks. Although the Company withdrew from this reinsurance business in 1976, liability remains for losses on policies written during the period in which it participated as a reinsurer.

The Operating Results section discussed the premium growth as well as the loss and loss adjustment expenses for the fidelity-surety and property-casualty lines of business. The reinsurance assumed business had a net underwriting loss of $198,000 for the nine months ended September 30, 2001 compared to a net underwriting loss of $862,000 for the same period in 2000. Discontinued reinsurance assumed had an underwriting loss of $279,000 for the nine months ended September 30, 2001, compared to underwriting income of $809,000 for the same period in 2000. Discontinued reinsurance assumed had an underwriting loss of $155,000 for the three months ended September 30, 2001, compared to an underwriting loss of $1,000 for the same period in 2000. For the nine months ended September 30, 2000, the Company decreased IBNR reserves by $1 million after consultation with the independent actuary retained by the Company to assess the adequacy of these reserves. Had the Company not decreased these reserves, the Company would have had an underwriting loss of $191,000, which is consistent with the amount reported in 2001. For the three month period ended September 30, 2001, the Company had one claim that was approximately $100,000 higher than the reserve relating to this claim. Comparatively, for the three month period ended September 30, 2000, the Company's claim activity was within the levels the Company had reserved for such claims. In addition to the discontinued reinsurance assumed, the Company is involved in active reinsurance assumed business, which has a minimal effect on the overall underwriting operations of the Company, contributing underwriting income of $81,000 and $53,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The active reinsurance assumed contributed underwriting income of $16,000 and $10,000 for the three months ended September 30, 2001 and September 30, 2000, respectively.

Commissions and other underwriting expenses are allocated to the lines of business based on premium volume and weighted average salaries by full-time equivalent employees.

Investment income is allocated by line of business and capital and surplus based on a complex formula that incorporates premium volume, reserves and surplus to allocate among the different lines of business as well as to capital and surplus.

Income taxes are allocated to the lines of business based on the effective tax rates for the different items affecting income-investment income (dividends, interest and capital gains) and underwriting income.

STATUTORY UNDERWRITING RESULTS
------------------------------

The financial statements of the insurance subsidiaries have been prepared in accordance with accounting principles prescribed or permitted by insurance regulatory authorities (statutory basis), which differ in certain respects from accounting principles generally accepted in the United States. The Company's underwriting results can be measured by the combined loss and expense ratios. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. See the Operating Results section for a discussion on the significance of the combined ratios. The following table depicts the Company's two subsidiary insurance companies' combined ratios on a statutory basis:

                           Nine Months Ended             Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
                          2001           2000           2001           2000
--------------------------------------------------------------------------------
Loss & Loss
 Adjustment Expenses      69.2%          58.4%          65.7%          69.1%
Underwriting Expenses     34.2%          35.1%          33.5%          35.3%
--------------------------------------------------------------------------------
Combined Ratio           103.4%          93.5%          99.2%         104.4%
================================================================================

The Company's combined ratios continue to compare very favorably with the industry average, as indicated below.

                           Nine Months Ended             Three Months Ended
                      ----------------------------  ----------------------------
                      September 30,  September 30,  September 30,  September 30,
Combined Ratio            2001           2000           2001           2000
--------------------------------------------------------------------------------
Company                  103.4%          93.5%          99.2%         104.4%
Industry*                111.2%         109.3%         116.2%          N/A
--------------------------------------------------------------------------------

* 2001 industry averages are for the first half and 2nd quarter of 2001, respectively, the most recently available data. Industry data is not available for the three month period ended September 30, 2000. The industry data is based upon the report published by the Insurance Services Office, Inc. entitled "Property/Casualty Insurance Industry First-Half Net Income Plunges By 76% and Surplus Drops as Underwriting and Investment Results Deteriorate" dated September 18, 2001.

SAFE HARBOR STATEMENT
---------------------

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

                    INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
           STATUTORY BASIS AS REPORTED TO STATE REGULATORY AUTHORITIES

CAPITOL INDEMNITY CORPORATION       September 30,   December 31,   September 30,
BALANCE SHEETS                          2001           2000            2000
--------------------------------------------------------------------------------
  ASSETS
    Cash and Invested Assets        $219,416,005    $220,326,616   $211,845,785
    Other Assets                      34,597,706      24,911,537     32,294,910
--------------------------------------------------------------------------------
      Total Assets                  $254,013,711    $245,238,153   $244,140,695
================================================================================
  LIABILITIES
    Reserves for Losses and
     Loss Adjustment Expenses       $ 81,994,771    $ 80,127,074   $ 76,253,944
    Unearned Premiums                 53,796,077      43,873,569     44,668,955
    Other Liabilities                 15,719,996      13,320,126     17,162,732
--------------------------------------------------------------------------------
      Total Liabilities              151,510,844     137,320,769    138,085,631
--------------------------------------------------------------------------------
  SURPLUS AS REGARDS POLICYHOLDERS
    Shareholders' Equity             102,502,867     107,917,384    106,055,064
--------------------------------------------------------------------------------
      Total Liabilities and
       Capital                      $254,013,711    $245,238,153   $244,140,695
================================================================================
STATEMENTS OF INCOME
--------------------------------------------------------------------------------
  Premiums Earned                   $ 73,456,507    $ 88,184,842   $ 64,832,531
  Underwriting Deductions             78,919,635      90,802,716     62,984,073
--------------------------------------------------------------------------------
    Net Underwriting Gain (Loss)      (5,463,128)     (2,617,874)     1,848,458
--------------------------------------------------------------------------------
  Investment Income Including
   Sales                              (1,443,666)     20,845,091     13,851,823
  Other Income                           471,208         396,399        253,374
  Dividends to Policyholders             621,117         489,085        400,688
  Income Tax Expense                  (3,047,714)      5,131,195      4,679,263
--------------------------------------------------------------------------------
    Net Income                      $ (4,008,989)   $ 13,003,336   $ 10,873,704
================================================================================
CAPITOL SPECIALTY INSURANCE CORPORATION
BALANCE SHEETS
--------------------------------------------------------------------------------
  ASSETS
    Cash and Invested Assets        $ 15,835,586    $  4,474,294   $  4,409,431
    Other Assets                         238,486         201,378        184,411
--------------------------------------------------------------------------------
      Total Assets                  $ 16,074,072    $  4,675,672   $  4,593,842
================================================================================
  LIABILITIES
    Liabilities Other Than For
     Insurance Obligations                 8,748           7,709          7,713
--------------------------------------------------------------------------------
      Total Liabilities                    8,748           7,709          7,713
--------------------------------------------------------------------------------
  SURPLUS AS REGARDS POLICYHOLDERS
    Shareholders' Equity              16,065,324       4,667,963      4,586,129
--------------------------------------------------------------------------------
Total Liabilities and Capital       $ 16,074,072    $  4,675,672   $  4,593,842
================================================================================
STATEMENTS OF INCOME
--------------------------------------------------------------------------------
  Underwriting Deductions                  5,400           6,278          5,028
--------------------------------------------------------------------------------
    Net Underwriting Gain                (5,400)         (6,278)         (5,028)
--------------------------------------------------------------------------------
  Investment Income Including Sales      230,097         249,300        190,045
  Income Tax Expense                     151,822          10,634         17,868
--------------------------------------------------------------------------------
    Net Income                      $     72,875    $    232,388   $    167,149
================================================================================

                                     PART II

                                OTHER DISCLOSURES


Item 1.   Legal Proceedings

          Reference is made to footnote number 8 "Contingent Liabilities" on Page 10 of this report.

Item 2.   Changes in Securities and Use of Proceeds

          During the quarter ended September 30, 2001, the Company issued an aggregate of approximately 1,750 shares of its common stock at an aggregate exercise price of approximately $9.69 in connection with the exercise of options issued pursuant to the Company's stock option plan. The shares of common stock were issued pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults Upon Senior Securities

          NONE.

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE.

Item 5.   Other Information

          NONE.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               2.1 Agreement and Plan of Merger by and among Capitol Transamerica Corporation, a Wisconsin corporation, Alleghany Corporation, a Delaware corporation, and ABC Acquisition Corp., a Wisconsin corporation, dated as of July 20, 2001. Incorporated by reference to the Company's Current Report on Form 8-K filed July 23, 2001.

               99.1 Press Release - Capitol Transamerica Corporation Reports
                    Third Quarter (September 30, 2001) Results

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 23, 2001 relating to the execution of the Agreement and Plan of Merger with Alleghany Corporation.

                        CAPITOL TRANSAMERICA CORPORATION

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



                                    Officers

George A. Fait                                  Virgiline M. Schulte
Chairman of the Board and President             Secretary

Paul J. Breitnauer                              Jane F. Endres
Vice President and Treasurer                    Assistant Secretary

                                   SIGNATURES



Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of November, 2001.




CAPITOL TRANSAMERICA CORPORATION



/s/ George A. Fait
-----------------------------------
George A. Fait
Chairman of the Board and President



/s/ Paul J. Breitnauer
-----------------------------------
Paul J. Breitnauer
Vice President and Treasurer

                                  Exhibit Index


Exhibit Number                              Exhibit Description
--------------                              -------------------

     2.1 Agreement and Plan of Merger by and among Capitol Transamerica Corporation, a Wisconsin corporation, Alleghany Corporation, a Delaware corporation, and ABC Acquisition Corp., a Wisconsin corporation, dated as of July 20, 2001. Incorporated by reference to the Company's Current Report on Form 8-K filed July 23, 2001.


     99.1 Press Release - Capitol Transamerica Corporation Reports Third Quarter (September 30, 2001) Results.