Form 10-K/A
period 2000-12-31
CAPITOL TRANSAMERICA CORP
filed 2001-12-07
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.


                                   FORM 10-K/A
                                Amendment No. 2


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


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                Explanatory Note
                                ----------------

This Amendment No. 2 to the Annual Report for the fiscal year ended December 31, 2000 of Capitol Transamerica Corporation (the "Company") is being filed by the Company to amend and restate Item 1 of Part I, Items 6, 7 and 8 of Part II and
Item 14 of Part IV. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 2.

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

The Company followed consistent reserving practices in conjunction with annual independent actuarial reserve reviews throughout the ten-year period identified in the table above.

The deficiencies in the early and mid-1990's were primarily due to two factors. First, the continuing operations of the surety and fidelity bonds and property and casualty insurance businesses had explosive growth, going from $12.9 million in gross premiums written in 1985 to $32.7 million in 1991 and $102.1 million in 2000. With this growth came the development of losses over time. The Company addressed these losses by establishing new underwriting standards in 1998 and 1999 and recording reserves using the Company's best estimate for losses and loss adjustment expenses relating to liability for the ultimate cost of reported claims and incurred but not reported claims. Second, along with the rest of the insurance industry that wrote asbestos and environmental liability in the 1960's and 1970's, the Company developed its reserves for potential asbestos and environmental losses as these claims become more apparent from the ceding companies. After consulting with its independent actuary, the Company implemented a reserving methodology widely used to determine reserves for asbestos and environmental claims.

The redundancies in recent years were primarily due to several factors. As discussed above, the Company experienced significant growth from the early 1990's through the period ended December 31, 2000. Along with this growth, the Company experienced a change in its mix of business, with surety and fidelity bonds accounting for approximately 23.0% of the Company's gross written premiums in 1997 compared to approximately 17.0% in 2000. The Company increased its reserves in 1997 after giving consideration to the increased gross written premium volume, different mix of business, increased retention of its business and emerging claims experience and claim trends. Finally, the Company determined that reserves for the discontinued reinsurance assumed needed to be increased due to losses in the asbestos and environmental coverages, as discussed below. Due to these factors, the Company increased its reserves from $47.7 million in 1996 to $71.5 million in 1997.

The insurance industry continues to have volatile results with respect to the frequency and severity of losses that are paid in any given year. The establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain process. Changes in prior year reserve estimates, which may be material, are reflected in the results of operations in the period such changes are determinable. The Company regularly updates its reserve estimates as new facts become known and further events occur which may impact the resolution of unsettled claims. The Company continues to record its best estimate of its reserves utilizing consistent application of its reserving practices and continues to closely monitor its loss trends as it develops its estimates of its ultimate loss liability. These estimates can, and often do, vary from the actual losses that are ultimately paid, resulting in the reserve deficiencies and redundancies reflected in the above chart.

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

                                   SIGNATURES
                                   ----------


        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of l934, the Company has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of December, 2001.


                                     CAPITOL TRANSAMERICA CORPORATION


                                     By:    /s/ George A. Fait
                                            -------------------------------
                                            George A. Fait
                                            Chairman of the Board, President and
                                            Director

                                     By:    /s/ Paul J. Breitnauer
                                            -------------------------------
                                            Paul J. Breitnauer
                                            Vice President and Treasurer

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
     ------------------------------------------------------------------------

      *The industry number for 2000 is the ratio for commercial carriers at September 30, 2000. The industry Data is based upon the report published by Insurance Services Offices, Inc. entitled "Property/Casualty Insurance Industry Financial Results: Nine-Months 2000 Analysis" dated as of December 15, 2000.

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