Form 10-Q/A
period 2001-03-31
CAPITOL TRANSAMERICA CORP
filed 2001-12-07
CIK 17385

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    FORM 10-Q/A
                                Amendment No. 1

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2001              Commission file number: 0-2047
                      --------------                                      ------

                     CAPITOL TRANSAMERICA CORPORATION (CTC)
      -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    A Wisconsin Corporation                              39-1052658
    -----------------------               --------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

       4610 University Avenue
          Madison, Wisconsin                                  53705-0900
- ---------------------------------------                 ----------------------
(Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code:      (608) 231-4450
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

                                Explanatory Note
                                ----------------

This Amendment No. 1 to the Quarterly Report for the three month period ended March 31, 2001 of Capitol Transamerica Corporation (the "Company") is being filed by the Company to amend and restate Part I of the Quarterly Report for the three month period ended March 31, 2001. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 1.

                       Securities and Exchange Commission
                       ----------------------------------

                                Washington, D.C.
                                ----------------

                                    Form 10-Q
                                    ---------


                                     Part I
                                     ------


Financial Information                                                     Page
- ---------------------                                                     ----

     Consolidated  Financial  Statements                                  3 - 7

     Notes  to  Consolidated  Financial  Statements                       8 - 10

     Management's Discussion and Analysis of Financial
        Condition and Results  of  Operations                            11 - 16

     Condensed  Statutory Financial
        Statements of Insurance Subsidiaries                               17

                                          CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                           March 31,    December 31,    March 31,
                                                                              2001          2000           2000
                                                                          ------------  -------------  ------------
ASSETS
Investments:
   Available-for sale investment securities, at fair value:
       U.S. Government bonds (amortized cost $32,546, $33,930 and
          $38,138, respectively)                                          $     35,003  $      35,620  $     39,580
       State, municipal and political subdivision bonds (amortized cost
          $91,870,973, $84,236,165 and $78,143,564, respectively)           98,440,968     89,732,054    81,758,869
       Corporate bonds and notes (amortized cost $1,097,552,
          $1,099,888 and $1,121,747, respectively)                           1,072,902      1,074,137     1,092,529
       Equity securities:
          Common stock (cost $124,492,833, $123,504,211 and
             $128,276,077, respectively)                                   116,340,574    119,413,538   119,475,929
          Non-redeemable preferred stock (cost $5,844,152, $6,470,793
             and $5,440,942, respectively)                                   5,524,420      5,516,567     4,795,435
   Investment real estate, at cost, net of depreciation                     11,238,190     11,008,554    10,669,674
   Short-term investments, at cost which approximates fair value             1,463,551      5,587,306     3,927,544
                                                                          ------------  -------------  ------------
        Total Investments                                                  234,115,608    232,367,776   221,759,560

Cash                                                                         1,687,228      3,641,628     1,336,084
Accrued investment income                                                    2,179,448      1,953,466     1,981,287
Receivables from agents, insureds and others, less allowance for
     doubtful accounts of $530,000 for each period                          19,966,663     18,438,610    16,977,606
Balances due from reinsurers                                                 2,101,339      1,794,851       425,338
Funds held by ceding reinsurers                                                 47,000         47,000        40,000
Deferred insurance acquisition costs                                        14,035,441     13,726,372    13,064,396
Prepaid reinsurance premiums                                                 1,900,839      1,714,017     1,354,715
Due from securities brokers                                                     35,000      4,218,650       680,452
State income taxes recoverable                                                  58,111         32,263             -
Federal income taxes recoverable                                                     -         35,200             -
Deferred income taxes                                                        4,182,345      2,468,713     4,205,197
Other assets                                                                 2,780,382      2,819,506     2,747,846
                                                                          ------------  -------------  ------------
       Total Assets                                                       $283,089,404  $ 283,258,052  $264,572,481
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
                                            ============  ===========  =============  =============  =============  ============

                                             CAPITOL TRANSAMERICA CORPORATION
                                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                             Year-to-date
                                                                               -------------------------------------------
                                                                                March 31,     December 31,    March 31,
                                                                                   2001           2000           2000
                                                                               ------------  --------------  ------------
Cash flows provided by (used for) operating activities:
- -------------------------------------------------------
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

Cash flows provided by (used for) investing activities:
- -------------------------------------------------------
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

Cash flows (used for) provided by financing activities:
- -------------------------------------------------------
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
- ----------
   Consolidated net income                                       $ 1,900,471  $  14,453,317  $ 5,680,879
                                                                 ===========  =============  ===========
Denominator:
- ------------
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

                                                              Year-to-date
                                              -------------------------------------------
                                                March 31,      December 31,    March 31,
                                                   2001            2000          2000
                                              --------------  --------------  -----------
    Total Revenues:
        Property & Casualty                   $  18,337,935   $  75,061,599   $17,195,635
        Fidelity & Surety                         4,748,203      21,451,988     4,754,952
        Reinsurance Assumed                          51,544         990,865       152,475
                                              --------------  --------------  -----------
              Total                           $  23,137,682   $  97,504,452   $22,103,062
                                              ==============  ==============  ===========

    Before-tax Profit (Loss):
        Property & Casualty                   $   1,638,804   $   4,948,274   $ 2,982,772
        Fidelity & Surety                          (743,957)       (410,132)    2,044,964
        Reinsurance Assumed                       1,001,038       2,362,652     1,023,635
                                              --------------  --------------  -----------
              Subtotal                        $   1,895,885   $   6,900,794   $ 6,051,371
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     2,584,012      12,064,331     1,821,154
            Inter-company adjustments            (2,027,580)        353,136       401,758
                                              --------------  --------------  -----------
    Consolidated Net Income Before Tax        $   2,452,317   $  19,318,261   $ 8,274,283
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


OPERATING  RESULTS
------------------
Total revenues decreased by approximately $442,738, or approximately 2%, for the three months ended March 31, 2001 compared to the same period in 2000 due primarily to realized investment losses. Underwriting income decreased by approximately $3.1 million for the three months ended March 31, 2001 compared to the same period in 2000 due primarily to increased loss and loss adjustment expenses. Net income decreased to $1.9 million for the three months ended March 31, 2001 compared to $5.7 million for the same period in 2000. A more detailed analysis of the Company's results of operations follows.

Premiums written are earned and recognized as revenues after a reduction for reinsurance ceded and after establishing a provision for the pro rata unearned portion of the premiums written. The following table illustrates the premiums for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 and the twelve months ended December 31, 2000.

                                                                   Three Months             Twelve Months
                                     Three Months Ended               Ended                     Ended
                                       March 31, 2001             March 31, 2000          December 31, 2000
      --------------------------- -------------------------- ------------------------- -------------------------
      Gross Premiums Written                    $27,573,255               $23,364,959              $102,110,215
      Reinsurance Ceded                           3,183,640                 1,416,999                 8,218,433
      --------------------------- -------------------------- ------------------------- -------------------------
      Net Premiums Written                      $24,389,615               $21,947,960               $93,891,782
      =========================== ========================== ========================= =========================
      Net Premiums Earned                       $22,842,813               $20,666,549               $88,184,842
      =========================== ========================== ========================= =========================
      Net Unearned Premium
      Reserve                                   $47,321,210               $40,802,756               $45,587,586
      =========================== ========================== ========================= =========================

In 1998 and 1999, the Company established new underwriting standards. With new underwriting standards in place, the Company began to increase the gross premiums written in late 1999 and throughout 2000. For the three months ended March 31, 2001 compared to the same period in 2000, the Company reduced its gross written premiums in the fidelity-surety bond market by approximately 11% due almost entirely to decreases in volume. The Company increased its gross written premiums in the property-casualty market by approximately 24%, of which approximately 10% of the increase in gross written premiums was due to rate increases with the remainder coming from volume increases. For the three months ended March 31, 2001 compared to the same period in 2000, the Company increased its gross written premiums across all lines by approximately 17.0%, of which approximately 8% is attributable to rate increases with the remainder being due to volume increases.

For the three months ended March 31, 2001, the fidelity-surety loss and loss adjustment expense ratio was 63.7% of net earned premium compared to 13.5% of net earned premiums for the same period in 2000. This increase is due to two factors. First, the ratio for the three months ended March 31, 2000 is low compared to the Company's history of approximately 55% of net premiums earned, and, second, claims from one specific bonded contractor accounted for approximately 33% of the fidelity-surety losses and loss adjustment expenses for the three months ended March 31, 2001. To prevent additional losses, the Company has stopped writing new bonds with this contractor as well as canceling the agents responsible for the production of this and other unprofitable business. Had the fidelity-surety losses discussed above not occurred, the Company's fidelity-surety loss and loss adjustment expense ratio would have been 55% and its overall loss and loss adjustment expense ratio would have been 53%.

Operating expenses remained relatively constant for the three months ended March 31, 2001 compared to the same period in 2000 climbing slightly from a ratio of 38.0% to 38.4%. The deferred acquisition costs reduced the operating expenses 1.4% of net premiums earned for the three months ended March 31, 2001 compared to a reduction of 2.0% of net earned premiums for the three months ended March 31, 2000. This reduction is due primarily to two factors. First, the increase in deferred acquisition costs, which is a reduction of operating expenses, is $111,138 less for the three months ended March 31, 2001 compared to the same period last year. Second, the net earned premiums grew by over $2 million compared to the same period in 2000.

The Company regularly reviews its calculation of deferred acquisition costs to ensure that the portion of underwriting expenses that should be deferred appropriately matches the premiums that have yet to be earned. As a result of this analysis, the Company determined that the amount of resources, such as salaries and rent, allocable to the premiums yet to be earned needed to be adjusted downward because the amount of resources used to produce this business compared to the prior year is less when taken in conjunction with the resources used for the remainder of the Company's operations. This downward adjustment, when coupled with the higher premiums, caused the lower ratio applicable to the deferred acquisition costs described above.

The Company's operating results from underwriting operations can be measured by the combined loss, loss adjustment expense and operating expense ratios determined in accordance with generally accepted accounting principles ("GAAP"). Under GAAP, the loss, loss adjustment expenses and operating expenses are all stated as a ratio of net premiums earned. The combined ratio is useful because it shows the operating profitability of the Company excluding income from investment-related activities. In other words, it reflects the profitability of the insurance operations.

A combined ratio greater than 100% means the Company's insurance operations are operating at a loss, which the Company believes is typical on average for the insurance industry in recent years. This, however, does not mean the Company is losing money, because investment income and realized investment gains are also included in the determination of net income. Conversely, if the Company's combined ratio is less than 100%, the insurance operations are operating at a gain. The combined ratio should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other combined income or cash flow data prepared in accordance with GAAP or as a measure of overall profitability or liquidity. The following table depicts the Company's combined ratios for the three months ended March 31, 2001 compared with the same period in 2000 and the year ended December 31, 2000 broken down into its loss and operating expense components on a GAAP basis.

                                     Three Months                Three Months            Twelve Months Ended
                                        Ended                       Ended                    December 31,
                                   March 31, 2001                March 31, 2000                   2000
----------------------------- --------------------------- --------------------------- ---------------------------
Loss & Loss Adjustment Exp.              53.7%                       37.9%                       65.2%
Operating Expenses                       38.4%                       38.0%                       36.7%
----------------------------- --------------------------- --------------------------- ---------------------------
Combined Ratio                           92.1%                       75.9%                      101.9%
============================= =========================== =========================== ===========================

Investment income has been increasing due to the Company concentrating on investing in the fixed maturities market, most notably in tax-exempt municipal bonds. The relationship of the increase in investment in fixed maturities and net investment income is illustrated in the table below:

                                                   Three Months           Three Months        Twelve Months Ended
                                                       Ended                  Ended              December 31,
                                                  March 31, 2001          March 31, 2000              2000
---------------------------------------------- ---------------------- ---------------------- ----------------------
Fixed Maturities (at amortized cost)                 93,001,071            79,303,449             85,369,980
---------------------------------------------- ---------------------- ---------------------- ----------------------
Net Investment Income                                 2,453,781             2,258,601              9,163,062
============================================== ====================== ====================== ======================

The Company sells investments, and, thus, realizes investment gains, when it is advantageous to the Company within the marketplace. The investment gains realized, or market value of the investments sold compared to the Company's cost of those investments, fluctuates with both the market conditions when the investment is sold and the Company's management of its portfolio. Additionally, under FASB Statement 115, the Company absorbed $2.0 million in realized losses for the three months ended March 31, 2001 for "other-than-temporary" market value adjustments for certain securities held in its portfolio. No such adjustments were made during the same period during 2000. Management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future. Had the FASB 115 losses not occurred, the Company's realized gains would have amounted to $0.2 million for the three months ended March 31, 2001 compared to $1.0 million for the same period in 2000 and $11.8 million for the full year of 2000.

The Company's income tax expense has decreased from $2.6 million for the three months ended March 31, 2000 to $0.6 million for the same period in 2001 for two reasons. First, income from underwriting operations has decreased, and, second, the Company's increased investment in municipal bonds has decreased the amount of taxable income.

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

NET  INVESTMENT  INCOME  AND  REALIZED  GAINS
- ---------------------------------------------
The Company's fixed maturities and equity securities are classified as available-for-sale and are carried at fair value. The unrealized gains and losses, net of tax, are reported as "Accumulated Other Comprehensive Income
(Loss)"  in  the  equity  portion  of  the  balance  sheet.

Interest and Dividend Income: Interest on fixed maturities is recorded as income when earned and is adjusted for any amortization of purchase premium or accretion of discount. Dividends on equity securities are recorded as income on ex-dividend dates.

                                                      March 31,     December 31,     March 31,
  Investments                                           2001            2000           2000
- --------------------------------------------------  -------------  --------------  -------------
       Invested Assets                              $234,115,608   $ 232,367,776   $221,759,560
       Net Investment Income                           2,453,781       9,163,062      2,258,601
       Percent of Return to Average Carrying Value           4.2%            4.0%           4.0%
       Realized (Losses) Gains                        (1,822,488)     11,805,350      1,046,508
       Change in Unrealized (Losses) Gains            (1,528,227)      4,239,902        154,615
- --------------------------------------------------  -------------  --------------  -------------

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

For the three months ended March 31, 2001, net investment income increased from $2.3 million to $2.5 million, or 8.6%, over the same period last year. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets than other property-casualty insurance companies.

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

SEGMENT INFORMATION
-------------------
The Company has three business segments, which are segregated based on the types of products and services provided. These segments are (1) property and casualty,
(2) fidelity and surety and (3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis is in footnote 9 to the Financial Statements for the three month periods ended March 31, 2001 and 2000 and the year ended December 31, 2000.

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

The Operating Results section discussed the premium growth as well as the loss and loss adjustment expenses for the fidelity-surety and property-casualty lines of business. The reinsurance assumed business had a net underwriting loss of $25,000. Discontinued reinsurance assumed had an underwriting loss of $60,000 for the three months ended March 31, 2001, compared to underwriting income of $871,000 for the same period in 2000. For the three months ended March 31, 2001, the Company decreased IBNR reserves by $1 million after consultation with the independent actuary retained by the Company to assess the adequacy of these reserves. Had the Company not decreased these reserves, the Company would have had an underwriting loss of $129,000, which is consistent with the amounts reported for the comparable period in 2000. In addition to the discontinued reinsurance assumed, the Company is involved in active reinsurance assumed business, which has a minimal effect on the overall underwriting operations of the Company, contributing underwriting income of $34,000 and $7,000 for the three months ended March 31, 2001 and March 31, 2000, respectively.

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

Income taxes are allocated to the lines of business based on the effective tax rates for the different items affecting income -investment income (dividends, interest and capital gains) and underwriting income.

STATUTORY UNDERWRITING RESULTS
------------------------------

The financial statements of the insurance subsidiaries have been prepared in accordance with accounting principles prescribed or permitted by insurance regulatory authorities (statutory basis), which differ in certain respects from accounting principles generally accepted in the United States. The Company's underwriting results can be measured by the combined loss and expense ratios on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. See the Operating Results section for a discussion on the significance of the combined ratios. The following table depicts the Company's two subsidiary insurance companies' combined ratios on a statutory basis.

                                       Three Months          Three Months       Twelve Months Ended
                                          Ended                  Ended              December 31,
                                     March 31, 2001          March 31, 2000              2000
---------------------------------- --------------------- ---------------------- ---------------------
Loss & Loss Adjustment Exp.                   53.8%                 38.1%                  65.4%
Underwriting Expense                          36.7%                 37.3%                  35.1%
---------------------------------- --------------------- ---------------------- ---------------------
Combined Ratio                                90.5%                 75.4%                 100.5%
================================== ===================== ====================== =====================

The Company's combined ratios on a statutory basis continue to compare very favorably with the industry average on a statutory basis, as indicated below.

                                      Three Months                  Three Months          Twelve Months Ended
Combined Ratio                           Ended                          Ended                December 31,
                                       March 31,                   March 31, 2000                2000
                                          2001
--------------------------- --------------------------------- -------------------------- ----------------------
Company                                90.5%                             75.4%                     100.5%
Industry*                             N/A                               110.2%                     110.4%
--------------------------- --------------------------------- -------------------------- ----------------------
*The industry number for 2000 is the ratio for commercial carriers at September
30, 2000. The industry data is based upon the report published by Insurance
Services Offices, Inc. entitled "Property/Casualty Insurance Industry Financial
Results: Nine-Months 2000 Analysis" dated as of December 15, 2000.


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

                              INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                     STATUTORY BASIS AS REPORTED TO STATE REGULATORY AUTHORITIES

CAPITOL INDEMNITY CORPORATION
- -----------------------------                             March 31,     December 31,     March 31,
BALANCE SHEETS                                              2001            2000           2000
- ------------------------------------------------------  -------------  --------------  -------------
ASSETS
     Cash and Invested Assets                           $220,343,950   $ 220,326,616   $208,966,442
     Other Assets                                         28,636,890      24,911,537     19,925,954
- ------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $248,980,840   $ 245,238,153   $228,892,396
======================================================  =============  ==============  =============
LIABILITIES
     Reserves for Losses and Loss Adjustment Expenses   $ 76,486,936   $  80,127,074   $ 75,910,827
     Unearned Premiums                                    45,420,371      43,873,569     39,448,041
     Other Liabilities                                    13,372,670      13,320,126     17,075,160
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                   135,279,977     137,320,769    132,434,028
- ------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                113,700,863     107,917,384     96,458,368
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $248,980,840   $ 245,238,153   $228,892,396
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Premiums Earned                                    $ 22,842,813   $  88,184,842   $ 20,666,549
     Underwriting Deductions                              20,924,007      90,802,716     16,230,102
- ------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain (Loss)                          1,918,806      (2,617,874)     4,436,447
- ------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                       524,377      20,845,091      3,183,553
     Other Income                                            137,306         396,399         74,115
     Dividends to Policyholders                              347,365         489,085              -
     Income Tax Expense                                      560,313       5,131,195      2,551,857
- ------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $  1,672,811   $  13,003,336   $  5,142,258
======================================================  =============  ==============  =============

CAPITOL SPECIALTY INSURANCE CORPORATION
- ---------------------------------------
BALANCE SHEETS
- ----------------------------------------------------------------------------------------------------
ASSETS
     Cash and Invested Assets                           $  4,576,422   $   4,474,294   $  4,309,467
     Other Assets                                            176,757         201,378        185,595
- ------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $  4,753,179   $   4,675,672   $  4,495,062
======================================================  =============  ==============  =============
LIABILITIES
     Liabilities Other Than For Insurance Obligations          7,709           7,709          7,712
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                         7,709           7,709          7,712
- ------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                  4,745,470       4,667,963      4,487,350
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $  4,753,179   $   4,675,672   $  4,495,062
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Underwriting Deductions                                   1,893           6,278          2,615
- ------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain                                    (1,893)         (6,278)        (2,615)
- ------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                        51,401         249,300         71,322
     Income Tax Expense                                        3,348          10,634          7,714
- ------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $     46,160   $     232,388   $     60,993
======================================================  =============  ==============  =============

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of amendment to the Securities and Exchange Act of 1934, the Company has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized on the 7th day of December, 2001.




          CAPITOL TRANSAMERICA CORPORATION



     By:  /s/ George A. Fait
          ---------------------------------------------
          George A. Fait
          Chairman of the Board and President



     By:  /s/ Paul J. Breitnauer
          ---------------------------------------------
          Paul J. Breitnauer
          Vice President and Treasurer