Form 10-Q/A
period 2001-06-30
CAPITOL TRANSAMERICA CORP
filed 2001-12-07
CIK 17385

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


                                Explanatory Note
                                ----------------

This Amendment No. 1 to the Quarterly Report for the three month period ended June 30, 2001 of Capitol Transamerica Corporation (the "Company") is being filed by the Company to amend and restate Part I of the Quarterly Report for the three month period ended June 30, 2001. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment
No. 1.

                       Securities and Exchange Commission
                       ----------------------------------

                                Washington, D.C.
                                ----------------

                                    Form 10-Q
                                    ---------


                                     Part I
                                     ------


Financial Information                                                  Page
- ---------------------                                                  ----

    Consolidated Financial Statements                                  3-7

    Notes to Consolidated Financial Statements                         8-10

    Management's  Discussion  and  Analysis  of  Financial
       Condition and Results of Operations                            11-16

    Condensed  Statutory  Financial  Statements  of
        Insurance Subsidiaries                                          17

                                          CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                            June 30,    December 31,     June 30,
                                                                              2001           2000          2000
                                                                          ------------  -------------  ------------
ASSETS
Investments:
   Available-for sale investment securities, at fair value:
       U.S. Government bonds (amortized cost $27,728, $33,930 and
            $36,729, respectively)                                        $     30,007  $      35,620  $     38,158
       State, municipal and political subdivision bonds (amortized cost
            $94,845,487, $84,236,165 and $77,472,800, respectively)         99,652,064     89,732,054    80,912,733
       Corporate bonds and notes (amortized cost $1,095,190,
            $1,099,888 and $1,119,485, respectively)                         1,071,657      1,074,137     1,091,332
       Equity securities:
            Common stock (cost $112,753,050, $123,504,211 and
                 $125,727,134, respectively)                               116,990,647    119,413,538   114,456,520
            Non-redeemable preferred stock (cost $5,344,152, $6,470,793
                 and $5,809,582, respectively)                               5,194,659      5,516,567     5,006,663
   Investment real estate, at cost, net of depreciation                     11,385,595     11,008,554    10,800,128
   Short-term investments, at cost which approximates fair value             6,249,395      5,587,306     2,398,329
                                                                          ------------  -------------  ------------
        Total Investments                                                  240,574,024    232,367,776   214,703,863

Cash                                                                         4,569,659      3,641,628     1,121,753
Accrued investment income                                                    2,066,163      1,953,466     1,834,048
Receivables from agents, insureds and others, less allowance for
     doubtful accounts of $530,000 for each period                          24,307,358     18,438,610    20,393,815
Balances due from reinsurers                                                 1,638,394      1,794,851     1,303,352
Funds held by ceding reinsurers                                                 47,000         47,000        40,000
Deferred insurance acquisition costs                                        15,024,286     13,726,372    14,060,118
Prepaid reinsurance premiums                                                 2,304,716      1,714,017     1,558,020
Due from securities brokers                                                  1,198,000      4,218,650     6,989,479
State income taxes recoverable                                                 105,919         32,263             -
Federal income taxes recoverable                                             2,203,577         35,200             -
Deferred income taxes                                                                -      2,468,713     4,973,709
Other assets                                                                 2,503,142      2,819,506     3,044,207
                                                                          ------------  -------------  ------------
       Total Assets                                                       $296,542,238  $ 283,258,052  $270,022,364
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
                                                  ============  ============  =============  ============

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT AND COMPREHENSIVE INCOME (LOSS)



                                            Common     Accumulated
                                            Stock         Other
                                          (Par Value     Paid-In     Comprehensive    Comprehensive    Retained       Treasury
                                            $1.00)       Surplus     Income (Loss)    Income (Loss)    Earnings        Stock
                                         ------------  ------------  --------------  --------------- -------------  ------------
Balance, January 1, 1999                 $11,529,376   $ 22,246,366              -   $   18,019,545  $ 90,016,245     ($495,559)
 Comprehensive income (loss):
   Net income                                      -              -     16,712,463                -    16,712,463             -
                                                                     --------------
   Other comprehensive loss:
    Unrealized depreciation on
      available-for-sale securities,
      net of deferred taxes                        -              -    (16,662,277)               -             -             -
    Less: reclassification adjustment,
      net of tax of $2,864,435, for
      gain included in net income                  -              -     (5,319,666)               -             -             -
                                                                    --------------
      Other comprehensive loss                     -              -    (21,981,943)     (21,981,943)            -             -
                                                                    --------------
   Comprehensive loss                              -              -     (5,269,480)               -             -             -
 Stock options exercised                       9,594         57,748              -                -             -       (26,534)
 Purchases and sales of treasury
  stock, net                                       -        290,424              -                -             -             -
 Cash dividends paid                               -              -              -                -    (3,151,515)            -
                                         ------------  ------------  --------------  --------------- -------------  ------------
Balance, December 31, 1999               $11,538,970   $ 22,594,538              -      ($3,962,398) $103,577,193     ($522,093)
 Comprehensive income:
   Net income                                      -              -     14,453,317                -    14,453,317             -
                                                                     --------------
   Other comprehensive income:
    Unrealized appreciation on
      available-for-sale securities,
      net of deferred taxes                        -              -     11,913,380                -             -             -
    Less: reclassification adjustment,
      net of tax of $2,546,352, for
      gain included in net income                  -              -     (7,673,478)               -             -             -
                                                                    --------------
      Other comprehensive income                   -              -      4,239,902        4,239,902             -             -
                                                                    --------------
   Comprehensive income                            -              -     18,693,219                -             -             -
 Stock options exercised                      19,797        138,550              -                -             -       (76,250)
 Stock-based compensation                          -              -              -                -        25,476             -
 Purchases and sales of treasury
  stock, net                                       -              -              -                -             -    (3,215,195)
 Cash dividends paid                               -              -              -                -    (3,111,938)            -
                                         ------------  ------------  --------------  --------------- -------------  ------------
Balance, December 31, 2000               $11,558,767   $ 22,733,088              -   $      277,504  $114,944,048   ($3,813,538)
 Comprehensive (loss) income:
   Net loss                                        -              -       (313,582)               -      (313,582)            -
                                                                     --------------
   Other comprehensive income:
    Unrealized appreciation on
      available-for-sale securities,
      net of deferred taxes                        -              -      4,353,976                -             -             -
    Less: reclassification adjustment,
      net of tax of $611,826, for
      gain included in net income                  -              -      1,136,248                -             -             -
                                                                    --------------
      Other comprehensive income                   -              -      5,490,224        5,490,224             -             -
                                                                    --------------
   Comprehensive income                            -              -      5,176,642                -             -             -
 Stock options exercised                       2,203         11,574              -                -             -             -
 Stock-based compensation                          -              -              -                -       207,224             -
 Purchases and sales of treasury
  stock, net                                       -              -              -                -             -      (748,150)
 Cash dividends paid                               -              -              -                -    (1,753,804)            -
                                         ------------  ------------  --------------  --------------- -------------  ------------
Balance, June 30, 2001                   $11,560,970   $ 22,744,662              -   $    5,767,728  $113,083,886   ($4,561,688)
                                         ============  ============  ==============  =============== =============  ============

                                              CAPITOL TRANSAMERICA CORPORATION
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Year-to-date
                                                                               --------------------------------------------
                                                                                 June 30,      December 31,     June 30,
                                                                                   2001            2000           2000
                                                                               -------------  --------------  -------------
Cash flows (used for) provided by operating activities:
- -------------------------------------------------------
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

Cash flows provided by (used for) investing activities:
- ------------------------------------------------------
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

Cash flows (used for) provided by financing activities:
- ------------------------------------------------------
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

                                                               Year-to-date
                                               -------------------------------------------
                                                 June 30,      December 31,     June 30,
                                                   2001            2000           2000
                                               -------------  --------------  ------------
    Total Revenues:
        Property & Casualty                    $ 39,027,798   $  75,198,171   $35,528,425
        Fidelity & Surety                         9,643,259      21,472,270     9,977,597
        Reinsurance Assumed                         181,225       1,008,654       402,468
                                               -------------  --------------  ------------
              Subtotal                         $ 48,852,282   $  97,679,095   $45,908,490
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     1,905,380      12,036,436     4,852,785
            Inter-company adjustments               (74,733)       (207,069)      (41,833)
                                               -------------  --------------  ------------
    Total Consolidated Revenues                $ 50,682,929   $ 109,508,462   $50,719,442
                                               =============  ==============  ============

    Before-tax (Loss) Profit:
        Property & Casualty                       ($816,455)  $   4,627,311   $ 3,900,792
        Fidelity & Surety                        (2,478,114)       (548,495)    2,513,113
        Reinsurance Assumed                          75,743       2,374,163     1,239,430
                                               -------------  --------------  ------------
              Subtotal                          ($3,218,826)  $   6,452,979   $ 7,653,335
        Reconciliation to Consolidated GAAP:
            Capital & Surplus                     1,905,380      12,036,436     4,852,785
            Inter-company adjustments               188,928         828,846       435,438
                                               -------------  --------------  ------------
    Consolidated Net (Loss) Income Before Tax   ($1,124,518)  $  19,318,261   $12,941,558
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

OPERATING  RESULTS
------------------
Total revenues decreased slightly for the sixth months ended June 30, 2001 compared to the same period in 2000 and increased by approximately $406,000 for the three months ended June 30, 2001 compared to the same period in 2000. Underwriting income decreased by approximately $8.8 million for the six months ended June 30, 2001 compared to the same period in 2000 and decreased by approximately $5.6 million for three months ended June 30, 2001 compared to the same period in 2000. These decreases were primarily due to increases in the Company's loss and loss adjustment expenses of $11.5 million and $7.1 million, respectively, for the six and three month periods ended June 30, 2001. For the six months ended June 30, 2001, net income decreased to a loss of approximately $314,000 compared to net income of approximately $9.1 million for the same period in 2000. For the three months ended June 30, 2001, net income decreased to a loss of approximately $2.2 million compared to net income of approximately $3.4 million for the same period in 2000. A more detailed analysis of the Company's results of operations follows.

Premiums written are earned and recognized as revenues after a reduction for reinsurance ceded and after establishing a provision for the pro rata unearned portion of the premiums written. The following table illustrates the premiums for the six and three month periods ended June 30, 2001 compared to the same periods in 2000.

                              Six Months Ended      Six Months Ended      Three Months Ended     Three Months Ended
                                  June 30,              June 30,             June 30, 2001          June 30, 2000
                                    2001                  2000
   ------------------------ --------------------- ---------------------- ---------------------- ----------------------
   Gross Premiums Written            $61,883,716            $51,758,281          $34,310,461            $28,393,322
   Reinsurance Ceded                   7,152,124              3,862,142            3,968,484              2,445,143
   ------------------------ --------------------- ---------------------- ---------------------- ----------------------
   Net Premiums Written              $54,731,592            $47,896,139          $30,341,977            $25,948,179
   ======================== ===================== ====================== ====================== ======================
   Net Premiums Earned               $47,320,300            $42,080,648          $24,477,487            $21,414,099
   ======================== ===================== ====================== ====================== ======================
   Net Unearned Premium
    Reserve                          $53,589,577            $45,540,141          $53,589,577            $45,540,141
   ======================== ===================== ====================== ====================== ======================

In 1998 and 1999, the Company established new underwriting standards. With new underwriting standards in place, the Company began to increase the gross premiums written in late 1999 and throughout 2000. For the six months ended June 30, 2001, the Company increased its gross premiums written across all of its product lines by 20.5% compared to the same period in 2000. Approximately 8% of this increase is attributable to rate increases with the remainder being due to volume increases. The Company reduced its gross premiums written in the fidelity-surety bond market by approximately 5% due almost entirely to decreases in volume. The Company increased its gross premiums written in the property-casualty market by approximately 27%, of which 10% of the increase in premiums was due to rate increases with the remainder coming from volume increases.

For the three months ended June 30, 2001, the Company increased its gross premiums written across all of its lines by 21% compared to the same period in 2000. Approximately 10% is attributable to rate increases with the remainder being due to volume increases. The Company reduced its gross premiums written in the fidelity-surety bond market by approximately 4% due primarily to decreases in volume. The Company increased its gross premiums written in the property-casualty market by approximately 25%, of which 12% of the increase in premiums was due to rate increases with the remainder coming from volume increases.

For the six months ended June 30, 2001, the fidelity-surety loss and loss adjustment expense ratio was 69.8% of net premiums earned compared to 27.1% for the same period in 2000. For the three months ended June 30, 2001, the fidelity-surety loss and loss adjustment expense ratio was 75.9% of net premiums earned compared to 39.7% for the same period in 2000. These increases were due to two factors. First, the ratios for the six and three month periods ended June 30, 2000 were low compared to the Company's history of approximately 55% of net premiums earned, and, second, claims from one specific bonded contractor accounted for approximately 50% and 50%, respectively, of the fidelity-surety losses and loss adjustment expenses for the six and three month periods ended June 30, 2001. To prevent additional losses, the Company has stopped writing new bonds with this contractor as well as canceling the agent responsible for the production of this and other unprofitable business. Had the fidelity-surety losses discussed above occurred consistent with the Company's historical claim levels, the Company's fidelity-surety loss and loss adjustment expense ratio for the six and three month periods ended June 30, 2001 would have been 55% and 55%, respectively, and the overall loss and loss adjustment expense ratio would have been 53% and 53%, respectively.

For the six months ended June 30, 2001, the property-casualty loss and loss adjustment expense ratio was 63.0% of net premiums earned compared to 59.4% of net premiums earned for the same period in 2000. For the three months ended June 30, 2001, the property-casualty loss and loss adjustment expense ratio was 72.4% of net premiums earned compared to 68.0% of net premiums earned for the same period in 2000. These increases were due to losses resulting from Midwest storms and large fires. The storm losses increased the property-casualty loss and loss adjustment expense ratio from 3.8% of total net premiums earned for the six month period ended June 30, 2000 to 9.1% of total net premiums earned for the same period in 2001. While the Company cannot control the immediate impact of storm losses, it is looking at the trends of storm losses as well as employing loss control efforts to try to minimize the effects of these types of losses. The large fire losses increased the property-casualty loss and loss adjustment expense ratio from 18.2% of total net premiums earned for the six month period ended June 30, 2000 to 19.0% of total net premiums earned for the same period in 2001. Specifically, for the six months ended June 30, 2001, the Company has had 30 fire claims with over $150,000 in incurred losses compared to only 15 such cases in 2000. The Company is utilizing increased loss control efforts relating to fire losses, especially in the restaurant and tavern markets, where the losses tend to be higher due to arson. Specifically, the Company is focusing its efforts to review hazard reports and current client financial statements. Had the property-casualty losses discussed above occurred consistent with the Company's historical claim levels, the Company's property-casualty loss and loss adjustment expense ratio for the six and three month periods ended June 30, 2001 would have been 52.5% and 52.5%, respectively, and the overall loss and loss adjustment expense ratio would have been 53% and 53%, respectively.

Operating expenses remained relatively constant for the six months ended June 30, 2001 compared to the same period in 2000 increasing slightly from a ratio of 37.0% to 37.9%. The deferred acquisition costs reduced the operating expenses 2.7% of net earned premiums for the six months ended June 30, 2001 compared to a reduction of 3.4% of net earned premiums for the six months ended June 30, 2000. This reduction is due primarily to two factors. First, the increase in deferred acquisition costs, which is a reduction of operating expenses, was $118,015 less for the six months ended June 30, 2001 compared to the same period last year. Second, the net earned premiums grew by over $5 million compared to the same period in 2000.

The deferred acquisition costs reduced the operating expenses 4.0% of net earned premiums for the three months ended June 30, 2001 compared to a reduction of 4.6% of net earned premiums for the three months ended June 30, 2000. This reduction is due primarily to two factors. First, the increase in deferred acquisition costs, which is a reduction of operating expenses, was $6,877 less for the three months ended June 30, 2001 compared to the same period last year. Second, the premiums grew by over $3 million compared to the same period in 2000.

The Company regularly reviews its calculation of deferred acquisition costs to ensure that the portion of underwriting expenses that should be deferred appropriately matches the premiums that have yet to be earned. As a result of this analysis, the Company determined that the amount of resources, such as salaries and rent, allocable to the premiums yet to be earned needed to be adjusted downward because the amount of resources used to produce this business compared to the prior year is less when taken in conjunction with the resources used for the remainder of the Company's operations. This downward adjustment, when coupled with the higher premiums, caused the lower ratios applicable to the deferred acquisition costs described above.

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

A combined ratio greater than 100% means the Company's insurance operations are operating at a loss, which the Company believes is typical on average for the insurance industry in recent years. This, however, does not mean the Company is losing money, because investment income and realized investment gains are also included in the determination of net income. Conversely, if the Company's combined ratio is less than 100%, the insurance operations are operating at a gain. The combined ratio should not be considered in isolation from or as a substitute for net income, cash flows from operating activities or other combined income or cash flow data prepared in accordance with GAAP or as a measure of overall profitability or liquidity. The following table depicts the Company's combined ratios for the six and three month periods ended June 30, 2001 compared to the same period in 2000 broken down into its loss and operating expense components on a GAAP basis:

                              Six Months Ended        Six Months Ended        Three Months Ended     Three Months Ended
                                  June 30,                June 30,                 June 30,               June 30,
                                    2001                    2000                     2001                   2000
-------------------------- ----------------------- ------------------------ ----------------------- ---------------------
Loss & Loss Adjustment                71.0%                   52.4%                     87.2%                  66.3%
Exp.
Operating Expenses                    37.9%                   37.0%                     38.1%                  36.4%
-------------------------- ----------------------- ------------------------ ----------------------- ---------------------
Combined Ratio                       108.9%                   89.4%                    125.3%                 102.7%
========================== ======================= ======================== ======================= =====================

Investment income has been increasing due to the Company concentrating on investing in the fixed maturities market, most notably in tax-exempt municipal bonds. The relationship of the increase in investment in fixed maturities and net investment income is illustrated below:

                              Six Months Ended        Six Months Ended        Three Months Ended     Three Months Ended
                                  June 30,                June 30,                 June 30,               June 30,
                                    2001                    2000                     2001                   2000
-------------------------- ----------------------- ------------------------ ----------------------- ---------------------
Fixed Maturities (at            $95,968,405            $78,629,014               $95,968,405            $78,629,014
amortized cost)
-------------------------- ----------------------- ------------------------ ----------------------- ---------------------
Net Investment Income        $ 4,843,119             $ 4,502,403                 $2,389,388              $2,243,802
========================== ======================= ======================== ======================= =====================

The Company sells investments, and, thus, realizes investment gains, when it is advantageous to the Company within the marketplace. The investment gains realized, or market value of the investments sold compared to the Company's cost of those investments, fluctuates with both the market conditions when the investment is sold and the Company's management of its portfolio. Additionally, under FASB Statement 115, the Company absorbed $8.2 million and $6.2 million, respectively, in realized losses for the six and three month periods ended June 30, 2001 for "other-than-temporary" market value adjustments for certain securities held in its portfolio. No such adjustments were made during the first half of 2000. Management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future. Had the FASB 115 losses not occurred, the Company's realized gains would have amounted to $6.5 million for the first six months of 2001 compared to $4.0 million for the same time period in 2000.

The Company's income tax expense has decreased from an expense of $3.9 million for the first six months of 2000 to a 2001 year-to-date benefit of $0.8 million for two reasons. First, income from underwriting operations has decreased, and, second, the Company's increased investment in municipal bonds has decreased the amount of taxable income.

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

For the six months ended June 30, 2001, net investment income increased from $4.5 million to $4.8 million, or 7.6%, over the same period last year. The Company holds a large percentage of equity investments, which results in a comparatively lower rate of return on invested assets than other property-casualty insurance companies.

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

SEGMENT INFORMATION
-------------------
The Company has three business segments, which are segregated based on the types of products and services provided. These segments are (1) property and casualty,
(2) fidelity and surety and (3) reinsurance assumed operations. These segments constitute 100% of the operations of the Company. The Company maintains and monitors its segment information on a statutory basis. Financial data by segment, including a reconciliation to consolidated GAAP basis is in footnote 9 to the Financial Statements for the six month periods ended June 30, 2001 and 2000 and the year ended December 31, 2000.

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

The Operating Results section discussed the premium growth as well as the loss and loss adjustment expenses for the fidelity-surety and property-casualty lines of business. The reinsurance assumed business had a net underwriting loss of $58,000. Discontinued reinsurance assumed had an underwriting loss of $124,000 for the six months ended June 30, 2001, compared to underwriting income of $810,000 for the same period in 2000. Discontinued reinsurance assumed had an underwriting loss of $64,000 for the three months ended June 30, 2001, compared to underwriting loss of $60,000 for the same period in 2000. For the six months ended June 30, 2001, the Company decreased IBNR reserves by $1 million after consultation with the independent actuary retained by the Company to assess the adequacy of these reserves. Had the Company not decreased these reserves, the Company would have had an underwriting loss of $190,000, which is consistent with the amounts reported in 2000. In addition to the discontinued reinsurance assumed, the Company is involved in active reinsurance assumed business, which has a minimal effect on the overall underwriting operations of the Company, contributing underwriting income of $66,000 and $43,000 for the six months ended June 30, 2001 and June 30, 2000, respectively. The active reinsurance assumed contributed underwriting income of $31,000 and $36,000 for the three months ended June 30, 2001 and June 30, 2000, respectively.

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

STATUTORY UNDERWRITING RESULTS
------------------------------

The financial statements of the insurance subsidiaries have been prepared in accordance with accounting principles prescribed or permitted by insurance regulatory authorities (statutory basis), which differ in certain respects from accounting principles generally accepted in the United States. The Company's underwriting results can be measured by the combined loss and expense ratios on a statutory basis. Losses and loss adjustment expenses are stated as a ratio of net premiums earned, while underwriting expenses are stated as a ratio of net premiums written. See the Operating Results section for a discussion on the significance of the combined ratios'. The following table depicts the Company's two subsidiary insurance companies combined ratios on a statutory basis.

                          Six Months Ended     Six Months Ended     Three Months Ended   Three Months Ended
                              June 30,             June 30,              June 30,             June 30,
                                2001                 2000                  2001                 2000
----------------------- --------------------- -------------------- --------------------- --------------------
Loss & Loss                        71.1%             52.6%                  87.3%              66.5%
Adjustment Exp.
Underwriting Expense               34.6%             35.0%                  32.9%              33.2%
----------------------- --------------------- -------------------- --------------------- --------------------
Combined Ratio                    105.7%             87.6%                 120.2%              99.7%
======================= ===================== ==================== ===================== ====================

The Company's combined ratios on a statutory basis continue to compare very favorably with the industry average on a statutory basis, as indicated below.

                          Six Months Ended     Six Months Ended     Three Months Ended   Three Months Ended
Combined Ratio                June 30,             June 30,              June 30,             June 30,
                                2001                 2000                  2001                 2000
----------------------- --------------------- -------------------- --------------------- --------------------
Company                           105.7%                 87.6%                 120.2%                99.7%
Industry*                         106.2%                110.2%                 N/A                   N/A
----------------------- --------------------- -------------------- --------------------- --------------------
*Year-to-date 2001 industry average is for the 1st quarter of 2001, the most recently available data. Industry data is not available for the three month periods ended June 30, 2001 and 2000, respectively. The industry data is based upon the press release published by Insurance Services
Offices, Inc. entitled "Property/Casualty Industry's Net Income and Surplus Drop in First Quarter
Despite Surging Premium Growth" dated as of June 25, 2001.


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

                              INSURANCE SUBSIDIARY FINANCIAL STATEMENTS
                     STATUTORY BASIS AS REPORTED TO STATE REGULATORY AUTHORITIES


CAPITOL INDEMNITY CORPORATION
- -----------------------------                             June 30,      December 31,     June 30,
BALANCE SHEETS                                              2001            2000           2000
- ------------------------------------------------------  -------------  --------------  -------------
ASSETS
     Cash and Invested Assets                           $232,742,823   $ 220,326,616   $203,180,898
     Other Assets                                         31,522,366      24,911,537     31,428,022
- ------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $264,265,189   $ 245,238,153   $234,608,920
======================================================  =============  ==============  =============
LIABILITIES
     Reserves for Losses and Loss Adjustment Expenses   $ 80,768,518   $  80,127,074   $ 77,492,685
     Unearned Premiums                                    51,284,861      43,873,569     43,982,121
     Other Liabilities                                    13,082,942      13,320,126     16,665,793
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                   145,136,321     137,320,769    138,140,599
- ------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                119,128,868     107,917,384     96,468,321
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $264,265,189   $ 245,238,153   $234,608,920
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Premiums Earned                                    $ 47,320,300   $  88,184,842   $ 42,080,648
     Underwriting Deductions                              52,288,300      90,802,716     39,231,150
- ------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain (Loss)                         (4,968,000)     (2,617,874)     2,849,498
- ------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                     2,504,194      20,845,091      8,264,815
     Other Income                                            287,492         396,399        156,818
     Dividends to Policyholders                              468,582         489,085              -
     Income Tax Expense                                     (979,435)      5,131,195      3,508,842
- ------------------------------------------------------  -------------  --------------  -------------
     Net Income                                          ($1,665,461)  $  13,003,336   $  7,762,289
======================================================  =============  ==============  =============

CAPITOL SPECIALTY INSURANCE CORPORATION
- ---------------------------------------
BALANCE SHEETS
- --------------
ASSETS
     Cash and Invested Assets                           $  4,213,821   $   4,474,294   $  4,325,909
     Other Assets                                            135,313         201,378        213,128
- ------------------------------------------------------  -------------  --------------  -------------
     Total Assets                                       $  4,349,134   $   4,675,672   $  4,539,037
======================================================  =============  ==============  =============
LIABILITIES
     Liabilities Other Than For Insurance Obligations          7,709           7,709          7,713
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities                                         7,709           7,709          7,713
- ------------------------------------------------------  -------------  --------------  -------------
SURPLUS AS REGARDS POLICYHOLDERS
     Shareholders' Equity                                  4,341,425       4,667,963      4,531,324
- ------------------------------------------------------  -------------  --------------  -------------
     Total Liabilities and Capital                      $  4,349,134   $   4,675,672   $  4,539,037
======================================================  =============  ==============  =============
STATEMENTS OF INCOME
     Underwriting Deductions                                   3,375           6,278          3,645
- ------------------------------------------------------  -------------  --------------  -------------
     Net Underwriting Gain                                    (3,375)         (6,278)        (3,645)
- ------------------------------------------------------  -------------  --------------  -------------
     Investment Income Including Sales                       102,213         249,300        130,373
     Income Tax Expense                                        7,761          10,634         12,541
- ------------------------------------------------------  -------------  --------------  -------------
     Net Income                                         $     91,077   $     232,388   $    114,187
======================================================  =============  ==============  =============

                                   SIGNATURES
                                   ----------

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