Form 10-Q/A
period 2001-09-30
CAPITOL TRANSAMERICA CORP
filed 2001-12-07
CIK 17385

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

                       A Wisconsin Corporation 39-1052658
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                             4610 University Avenue
                          Madison, Wisconsin 53705-0900
                          -----------------------------
               (Address of principal executive offices) (Zip Code)

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

                              At September 30, 2001

                          Common Stock, $1.00 Par Value

                               Issued: 11,562,720

                             Outstanding: 10,952,153

                                Explanatory Note

Capitol Transamerica Corporation (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three month period ended September 30, 2001 to amend and restate Part I of the Quarterly Report for the three month period ended September 30, 2001. In accordance with Rule 12b-12 promulgated under the Securities and Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 1. Since the Company originally filed its Form 10-Q on November 14, 2001, the Company determined that adjustments to its balance sheet and income statement for the three and nine months ended September 30, 2001 were needed to record an additional $7.6 million, or $5.0 million net of tax, for "other-than-temporary" market value adjustments under FASB 115. Among other effects, shareholders' investment remains at $144.5 million, with accumulated other comprehensive income increasing by $5.0 million and retained earnings decreasing by $5.0 million. Additionally, net income decreased by $5.0 million for the three and nine months ended September 30, 2001 or $0.45 per share and $0.46 per share for the three month and nine months ended September 30, 2001, respectively.

                       Securities and Exchange Commission

                                Washington, D.C.

                                    Form 10-Q



                                     Part I

    Financial Information                                                Page

    Consolidated Financial Statements                                     4-8

    Notes to Consolidated Financial Statements                           9-12

    Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13-20

    Signature Page                                                        21

                        CAPITOL TRANSAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                 Restated See Note 1
                                                                     September 30,     December 31,     September 30,
                                                                          2001             2000             2000
                                                                   -----------------  --------------   -----------------
ASSETS
Investments:
Available-for sale investment securities, at fair value:
U.S. Government bonds (amortized cost $24,746, $33,930 and
$35,283, respectively)                                               $     27,000     $     35,620     $     36,817
State, municipal and political subdivision bonds (amortized cost
$104,411,706, $84,236,165 and $79,613,133, respectively)              110,506,950       89,732,054       83,463,540
Corporate bonds and notes (amortized cost $1,077,802,
$1,099,888 and $1,102,199, respectively)                                1,063,340        1,074,137        1,075,358
Equity securities:
Common stock (cost $98,232,556, $123,504,211 and
$123,861,536, respectively)                                           107,616,300      119,413,538      119,542,064
Non-redeemable preferred stock (cost $5,344,152, $6,470,793
and $6,008,950, respectively)                                           4,747,040        5,516,567        5,247,359
Investment real estate, at cost, net of depreciation                   11,507,370       11,008,554       10,943,776
Short-term investments, at cost which approximates fair value           6,047,556        5,587,306        3,139,868
                                                                     ------------     ------------     ------------
     Total Investments                                                241,515,556      232,367,776      223,448,782

Cash                                                                    3,553,574        3,641,628        1,469,541
Accrued investment income                                               2,199,188        1,953,466        1,934,712
Receivables from agents, insureds and others, less allowance for
doubtful accounts of $530,000 for each period                          24,676,337       18,438,610       19,719,340
Balances due from reinsurers                                            1,257,720        1,794,851        3,472,137
Funds held by ceding reinsurers                                            47,000           47,000           40,000
Deferred insurance acquisition costs                                   15,617,147       13,726,372       14,306,963
Prepaid reinsurance premiums                                            2,436,868        1,714,017        1,679,606
Due from securities brokers                                                90,009        4,218,650        5,638,921
State income taxes recoverable                                            169,858           32,263           14,427
Federal income taxes recoverable                                        6,842,202           35,200           27,885
Deferred income taxes recoverable                                            --          2,468,713        2,425,751
Other assets                                                            2,496,881        2,819,506        2,959,744
                                                                     ------------     ------------     ------------
     Total Assets                                                    $300,902,340     $283,258,052     $277,137,809
                                                                     ============     ============     ============

                        CAPITOL TRANSAMERICA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                                                 Restated See Note 1
                                                                   September 30,       December 31,       September 30,
                                                                        2001               2000               2000
                                                                  -----------------    -------------      --------------
LIABILITIES
Policy liabilities and accruals:
Reserve for losses                                                  $  53,389,524      $  52,231,685      $  53,345,849
Reserve for loss adjustment expenses                                   25,729,154         25,749,288         23,447,613
Unearned premiums                                                      56,232,945         45,587,586         46,348,561
                                                                    -------------      -------------      -------------
Total Policy Liabilities and Accruals                                 135,351,623        123,568,559        123,142,023
                                                                    -------------      -------------      -------------

Accounts payable                                                        3,625,258          4,203,407          3,715,309
Claim drafts outstanding                                                5,502,873          4,927,097          3,560,375
Balances due to securities brokers                                      2,887,856             34,125            908,712
Balances due to reinsurers                                              5,746,897          4,097,368          1,418,708
Deferred income taxes payable                                           2,384,301               --                 --
Accrued premium taxes payable                                             903,627            727,627            573,524
                                                                    -------------      -------------      -------------
Total Other Liabilities                                                21,050,812         13,989,624         10,176,628
                                                                    -------------      -------------      -------------

Total Liabilities                                                     156,402,435        137,558,183        133,318,651
                                                                    -------------      -------------      -------------

SHAREHOLDERS' INVESTMENT
Common stock ($1.00 par value, authorized 15,000,000 shares, issued 11,562,720, 11,558,767 and 11,558,166 shares,
     respectively)                                                     11,562,720         11,558,767         11,558,166
Paid-in surplus                                                        22,759,865         22,733,088         22,727,877
Accumulated other comprehensive income (loss) (net of
     deferred tax expense (benefit) of $5,188,838, $149,425 and
     ($439,587), respectively)                                          9,680,830            277,504           (816,376)
Retained earnings                                                     105,058,178        114,944,048        113,634,940
                                                                    -------------      -------------      -------------

Shareholders' Investment Before Treasury Stock                        149,061,593        149,513,407        147,104,607

Treasury stock (610,567, 549,867 and 505,967 shares,
     respectively, at cost)                                            (4,561,688)        (3,813,538)        (3,285,449)
                                                                    -------------      -------------      -------------

Total Shareholders' Investment                                        144,499,905        145,699,869        143,819,158
                                                                    -------------      -------------      -------------

Total Liabilities and Shareholders' Investment                      $ 300,902,340      $ 283,258,052      $ 277,137,809
                                                                    =============      =============      =============

Book Value Per Share                                                $       13.19      $       13.23      $       13.01
                                                                    =============      =============      =============

Shares Outstanding                                                     10,952,153         11,008,900         11,052,199
                                                                    =============      =============      =============


                        CAPITOL TRANSAMERICA CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          For the Nine Months                  For the Three Months
                                                           Ended September 30,                  Ended September 30,
                                                    --------------------------------    ---------------------------------
                                                       Restated                           Restated
                                                      See Note 1                         See Note 1
                                                         2001             2000              2001                2000
                                                    --------------    --------------    --------------    ---------------
REVENUES
Premiums earned                                      $ 73,456,508      $ 64,832,530      $ 26,136,208      $ 22,751,882
Net investment income                                   7,441,841         6,800,513         2,598,722         2,298,110
Realized investment losses (gains)                    (15,878,304)        7,275,290       (14,130,230)        3,296,312
Other revenues                                            450,019           253,434           182,435            96,021
                                                     ------------      ------------      ------------      ------------
    Total Revenues                                     65,470,064        79,161,767        14,787,135        28,442,325
                                                     ------------      ------------      ------------      ------------

LOSSES AND EXPENSES INCURRED
Losses incurred                                        42,237,586        29,794,673        14,143,486        12,667,179
Loss adjustment expenses incurred                       8,492,800         7,945,275         2,997,133         3,026,527
Underwriting, acquisition and insurance expenses       28,285,409        24,544,624         9,488,873         8,102,761
Increase in deferred insurance acquisition costs       (1,890,775)       (1,662,774)         (592,861)         (246,845)
Other expenses                                          1,469,841         1,077,524           750,784           371,816
                                                     ------------      ------------      ------------      ------------
     Total Losses and Expenses Incurred                78,594,861        61,699,322        26,787,415        23,921,438
                                                     ------------      ------------      ------------      ------------

(Loss) Income Before Income Taxes                     (13,124,797)       17,462,445       (12,000,280)        4,520,887
                                                     ------------      ------------      ------------      ------------

Income tax (benefit) expense:
Current                                                (5,411,185)        5,032,432        (4,669,040)        1,240,703
Deferred                                                 (186,400)           33,632          (117,610)          (43,567)
                                                     ------------      ------------      ------------      ------------
                                                       (5,597,585)        5,066,064        (4,786,650)        1,197,136
                                                     ------------      ------------      ------------      ------------

Net (Loss) Income                                    $ (7,527,212)     $ 12,396,381      $ (7,213,630)     $  3,323,751
                                                     ============      ============      ============      ============

Per Share Data:

Cash Dividends Declared                              $       0.24      $       0.21      $       0.08      $       0.07
                                                     ============      ============      ============      ============

Earnings Per Share - Basic                           $      (0.69)     $       1.11      $      (0.66)     $       0.30
                                                     ============      ============      ============      ============

Earnings Per Share - Diluted                         $      (0.69)     $       1.11      $      (0.66)     $       0.30
                                                     ============      ============      ============      ============

                        CAPITOL TRANSAMERICA CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                         AND COMPREHENSIVE INCOME (LOSS)
                                                                                     Accumulated
                                      Common Stock                                       Other
                                       (Par Value      Paid-In      Comprehensive    Comprehensive       Retained       Treasury
                                         $1.00)        Surplus      Income (Loss)    Income (Loss)       Earnings         Stock

Balance, January 1, 1999            $  11,529,376   $  22,246,366            --      $  18,019,545    $  90,016,245    ($   495,559)
 Comprehensive income (loss):
  Net income                                 --              --        16,712,463             --         16,712,463             --
  Other comprehensive loss:
   Unrealized depreciation on
    available-for-sale
    securities, net of
    deferred taxes                           --              --       (16,662,277)            --               --               --
   Less: reclassification
    adjustment, net of tax of
    $2,864,435, for gain included
    in net income                            --              --        (5,319,666)            --               --               --
   Other comprehensive loss                  --              --       (21,981,943)     (21,981,943)            --               --
  Comprehensive loss                         --              --        (5,269,480)            --               --               --
 Stock options exercised                    9,594          57,748            --               --               --           (26,534)
 Purchases and sales of
  treasury stock, net                        --           290,424            --               --               --               --
 Cash dividends paid                         --              --              --               --         (3,151,515)            --
                                    -------------   -------------   -------------    -------------    -------------    -------------
Balance, December 31, 1999          $  11,538,970   $  22,594,538            --      ($  3,962,398)   $ 103,577,193    ($   522,093)
 Comprehensive income:
  Net income                                 --              --        14,453,317             --         14,453,317            --
  Other comprehensive income:
   Unrealized appreciation on
    available-for-sale
    securities, net of
    deferred taxes                           --              --        11,913,380             --               --              --
   Less: reclassification
    adjustment, net of tax of
    $2,546,352, for gain
    included in net income                   --              --        (7,673,478)            --               --              --
   Other comprehensive income                --              --         4,239,902        4,239,902             --              --
  Comprehensive income                       --              --        18,693,219             --               --              --
 Stock options exercised                   19,797         138,550            --               --               --           (76,250)
 Stock-based compensation                    --              --              --               --             25,476            --
 Purchases and sales of
  treasury stock, net                        --              --              --               --               --        (3,215,195)
 Cash dividends paid                         --              --              --               --         (3,111,938)           --
                                    -------------   -------------   -------------    -------------    -------------    ------------
Balance, December 31, 2000          $  11,558,767   $  22,733,088            --      $     277,504    $ 114,944,048    ($ 3,813,538)
 Comprehensive (loss) income:
  Net loss                                   --              --        (7,527,212)            --         (7,527,212)           --
  Other comprehensive income:
   Unrealized appreciation on
    available-for-sale
    securities, net of
    deferred taxes                           --              --          (917,572)            --               --              --
   Less: reclassification
    adjustment, net of tax
    benefit of $2,883,803, for
    loss included in net income              --              --        10,320,898             --               --              --
   Other comprehensive income                --              --         9,403,326        9,403,326             --              --
  Comprehensive income                       --              --         1,876,114             --               --              --
 Stock options exercised                    3,953          26,777            --               --               --              --
 Stock-based compensation                    --              --              --               --            271,158            --
 Purchases and sales of
  treasury stock, net                        --              --              --               --               --          (748,150)
 Cash dividends paid                         --              --              --               --         (2,629,816)           --
Balance, September 30, 2001
Restated See Note 1                 $  11,562,720   $  22,759,865            --      $   9,680,830    $ 105,058,178    ($ 4,561,688)
                                    =============   =============   =============    =============    =============    ============


                        CAPITOL TRANSAMERICA CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  YEAR-TO-DATE
                                                             Restated See Note 1
                                                                 September 30,   December 31,    September 30,
                                                                     2001            2000            2000
                                                                ---------------  -------------   --------------
Cash flows (used for) provided by operating activities:
  Net (Loss) Income                                              $ (7,527,212)   $ 14,453,317    $ 12,396,381
  Adjustments to reconcile net income to net cash provided
    by (used for) operating activities:
      Depreciation                                                    931,435       1,215,024         897,412
      Realized investment losses (gains)                           15,878,304     (11,805,350)     (7,275,290)
      Change in:
        Deferred insurance acquisition costs                       (1,890,775)     (1,082,183)     (1,662,774)
        Unearned premiums                                          10,645,359       6,133,329       6,894,304
        Accrued investment income                                    (245,722)        (25,565)         (6,811)
        Receivables from agents, insureds and others               (6,237,727)     (3,545,963)     (4,826,693)
        Balances due to/from reinsurers                               885,335         149,564         230,148
        Reinsurance recoverable on paid and unpaid losses           1,301,325         683,248      (3,753,282)
        Funds held by ceding reinsurers                                  --            (7,000)           --
        Income taxes payable/recoverable                           (6,944,597)        618,777         643,928
        Deferred income taxes                                        (335,825)       (598,340)         33,634
        Due to/from securities brokers                              6,982,372      (3,545,389)     (4,091,073)
        Prepaid reinsurance premiums                                 (722,851)       (426,390)       (391,979)
        Other assets                                                  135,346        (707,858)       (683,062)
        Reserve for losses and loss adjustment expenses             1,137,705         724,781        (462,730)
        Accounts payable                                               (2,373)      3,324,905       1,470,085
        Accrued premium taxes                                         176,000         388,764         234,661
                                                                 ------------    ------------    ------------
          Net cash provided by (used for) operating activities     14,166,099       5,947,671        (353,141)
                                                                 ------------    ------------    ------------

Cash flows provided by (used for) investing activities:
  Proceeds from sales of available-for-sale securities             29,411,481      26,278,568      17,600,356
  Purchases of available-for-sale securities                      (43,348,161)    (26,716,842)    (14,617,489)
  Maturities of available-for-sale securities                       3,121,661       4,053,867       3,447,617
  Purchases of depreciable assets                                    (363,057)       (782,511)       (738,782)
                                                                 ------------    ------------    ------------
    Net cash (used for) provided by investing activities          (11,178,076)      2,833,082       5,691,702
                                                                 ------------    ------------    ------------

Cash flows (used for) provided by financing activities:
  Cash dividends paid                                              (2,629,816)     (3,111,938)     (2,338,634)
  Stock options exercised                                              30,730          45,273          76,285
  Net cost of purchase of treasury stock                             (476,991)     (3,152,895)     (2,687,106)
                                                                 ------------    ------------    ------------
    Net cash used for financing activities                         (3,076,077)     (6,219,560)     (4,949,455)
                                                                 ------------    ------------    ------------

Net (decrease) increase in cash                                       (88,054)      2,561,193         389,106
Cash, beginning of period                                           3,641,628       1,080,435       1,080,435
                                                                 ------------    ------------    ------------
Cash, end of period                                              $  3,553,574    $  3,641,628    $  1,469,541
                                                                 ============    ============    ============
Cash paid during the period for:
  Income taxes                                                   $  1,532,546    $  4,856,364    $  4,380,677
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

     The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three month period ended September 30, 2001 to amend and restate Part I of the Quarterly Report for the three month period ended September 30, 2001. In accordance with Rule 12b-12 promulgated under the Securities and Exchange Act of 1934, as amended, the text of the amended items is amended and restated in its entirety as set forth in this Amendment No. 1. Since the Company originally filed its Form 10-Q on November 14, 2001, the Company determined that adjustments to its balance sheet and income statement for the three and nine months ended September 30, 2001 were needed to record an additional $7.6 million, or $5.0 million net of tax, for "other-than-temporary" market value adjustments under FASB
     115. Among other effects, shareholders' investment remains at $144.5 million, with accumulated other comprehensive income increasing by $5.0 million and retained earnings decreasing by $5.0 million. Additionally, net income decreased by $5.0 million for the three and nine months ended September 30, 2001 or $0.45 per share and $0.46 per share for the three month and nine months ended September 30, 2001, respectively.

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

                                                                              September 30,
                                                                                  2001            December 31,       September 30,
                                                                           Restated See Note 1        2000               2000
------------------------------------------------------------------------------------------------------------------------------------
     Numerator:
       Consolidated net (loss) income                                            $(7,527,212)        $14,453,317         $12,396,381
====================================================================================================================================
     Denominator:
       Basic EPS - weighted average shares of common stock                         10,955,851         11,124,074          11,177,654
       Effect of dilutive securities - unexercised stock options                            -             34,388              33,773
------------------------------------------------------------------------------------------------------------------------------------
       Diluted EPS - weighted average shares of common
                              stock and unexercised stock options                  10,955,851         11,158,462          11,211,427
====================================================================================================================================

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

(6)  Dividends

     2001
     On September 4, 2001, a cash dividend of $.08 per share was declared to shareholders of record September 11, 2001 and paid September 25, 2001 in the amount of $876,012.

     On May 30, 2001, a cash dividend of $.08 per share was declared to shareholders of record June 8, 2001 and paid June 28, 2001 in the amount of $875,593.

     On February 27, 2001, a cash dividend of $.08 per share was declared to shareholders of record March 9, 2001 and paid March 23, 2001 in the amount of $878,211.

     2000
     On November 21, 2000, a cash dividend of $.07 per share was declared to shareholders of record December 8, 2000 and paid December 20, 2000 in the amount of $773,304.

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

                                                       Nine Months Ended                       Three Months Ended
                                            Restated See Note 1                      Restated See Note 1
                                            September 30, 2001   September 30, 2000  September 30, 2001   September 30, 2000
                                            ------------------   ------------------  ------------------   ------------------
Total Revenues:
     Property & Casualty                        $ 56,341,311        $ 54,734,118         $ 17,313,513        $ 19,205,693
     Fidelity & Surety                            13,832,685          15,775,969            4,189,426           5,798,372
     Reinsurance Assumed                            (242,283)            672,095             (423,508)            269,627
                                                ------------        ------------         ------------        ------------
         Subtotal                               $ 69,931,713        $ 71,182,182         $ 21,079,431        $ 25,273,692
     Reconciliation to Consolidated GAAP:
         Capital & Surplus                        (4,301,995)          8,049,833           (6,207,375)          3,197,048
         Inter-company adjustments                  (159,654)             70,248)             (84,921)            (28,415)
Total Consolidated Revenues                     $ 65,470,064        $ 79,161,767         $ 14,787,135        $ 28,442,325
                                                ============        ============         ============        ============

Before-tax (Loss) Profit:
     Property & Casualty                        ($ 5,424,835)       $  5,534,785         ($ 4,608,380)       $  1,633,993
     Fidelity & Surety                            (3,188,525)          1,728,355             (710,411)           (784,758)
     Reinsurance Assumed                            (488,150)          1,503,815             (563,893)            264,385
                                                ------------        ------------         ------------        ------------
         Subtotal                               ($ 9,101,510)       $  8,766,955         ($ 5,882,684)       $  1,113,620
     Reconciliation to Consolidated GAAP:
         Capital & Surplus                        (4,301,995)          8,049,833           (6,207,375)          3,197,048
         Inter-company adjustments                   278,708             645,657               89,780             210,219
                                                ------------        ------------         ------------        ------------
Consolidated Net (Loss) Income Before Tax       ($13,124,797)       $ 17,462,445         ($12,000,279)       $  4,520,887
                                                ============        ============         ============        ============

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

OPERATING RESULTS
Total revenues decreased by approximately $13.7 million for both the nine months and three months ended September 30, 2001 compared to the same periods in 2000. Underwriting income decreased by approximately $8.1 million for the nine months ended September 30, 2001 compared to the same period in 2000 and decreased by approximately $605,000 for the three months ended September 30, 2001 compared to the same period in 2000. These decreases were primarily due to increases in the Company's loss and loss adjustment expenses of $13.0 million and $1.4 million, respectively, for the nine and three month periods ended September 30, 2001. For the nine months ended September 30, 2001, net income decreased to a net loss of approximately $7.5 million compared to net income of approximately $12.4 million for the same period in 2000. For the three months ended September 30, 2001, net income decreased to a net loss of approximately $7.2 million compared to net income of approximately $3.3 million for the same period in 2000. A more detailed analysis of the Company's results of operations follows.

Premiums written are earned and recognized as revenues after a reduction for reinsurance ceded and after establishing a provision for the pro rata unearned portion of the premiums written. The following table illustrates the premiums for the nine and three month periods ended September 30, 2001 compared to the same periods in 2000.

                                                           Nine Months Ended                   Three Months Ended
                                               --------------------------------------  -------------------------------------
                                                 Restated See Note 1                     Restated See Note 1
                                                    September 30,       September 30,       September 30,      September 30,
                                                        2001                2000                2001               2000
----------------------------------------------------------------------------------------------------------------------------
     Gross Premiums Written                           $94,473,926         $76,777,047        $32,590,210         $25,018,766
     Reinsurance Ceded                                 11,094,911           5,442,192          3,942,787           1,580,050
----------------------------------------------------------------------------------------------------------------------------
     Net Premiums Written                             $83,379,015         $71,334,855        $28,647,423         $23,438,716
============================================================================================================================
     Net Premiums Earned                              $73,456,508         $64,832,530        $26,136,208         $22,751,882
============================================================================================================================
     Net Unearned Premium Reserve                     $56,232,945         $46,348,561        $56,232,945         $46,348,561
============================================================================================================================

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

                                                       Nine Months Ended                     Three Months Ended
                                             --------------------------------------  -------------------------------------
                                             Restated See Note 1                     Restated See Note 1
                                                September 30,       September 30,       September 30,      September 30,
                                                    2001                2000                2001               2000
--------------------------------------------------------------------------------------------------------------------------
     Loss & Loss Adjustment Expenses                  69.1%              58.2%               65.6%               69.0%
     Operating Expenses                               37.3%              36.6%               36.2%               35.7%
--------------------------------------------------------------------------------------------------------------------------
     Combined Ratio                                  106.4%              94.8%              101.8%              104.7%
==========================================================================================================================

Investment income has been increasing due to the Company concentrating on investing in the fixed maturities market, most notably in tax-exempt municipal bonds. The relationship of the increase in investment in fixed maturities and net investment income is illustrated below:

                                                           Nine Months Ended                     Three Months Ended
                                                 --------------------------------------  -------------------------------------
                                                 Restated See Note 1                     Restated See Note 1
                                                    September 30,       September 30,       September 30,      September 30,
                                                        2001                2000                2001               2000
------------------------------------------------------------------------------------------------------------------------------
     Fixed Maturities (at amortized cost)              $105,514,254       $  80,750,615       $105,514,254       $  80,750,615
     Net Investment Income                             $  7,441,841       $   6,800,513       $  2,598,722       $   2,298,110
------------------------------------------------------------------------------------------------------------------------------

The Company sells investments, and, thus, realizes investment gains, when it is advantageous to the Company within the marketplace. The investment gains realized, or market value of the investments sold compared to the Company's cost of those investments, fluctuates with both the market conditions when the investment is sold and the Company's management of its portfolio. Additionally, under FASB Statement 115, the Company recorded $22.3 million and $14.1 million, respectively, in realized losses for the nine and three month periods ended September 30, 2001 for "other-than-temporary" market value adjustments for certain securities held in its portfolio. Management believed it prudent to make these adjustments due to the continued downward trend in the equity markets in general as well as in certain securities in the Company's portfolio during 2001. No such adjustments were made during the first nine months of 2000. Management continues to monitor its investment portfolio for other securities that could potentially fall into this category in the future. Had the FASB 115 losses not occurred, the Company's realized gains would have amounted to $6.5 million for the first nine months of 2001 compared to $7.3 million for the same time period in 2000.

The Company's income tax expense has decreased from an expense of $5.1 million for the first nine months of 2000 to a 2001 year-to-date benefit of $5.6 million for two reasons. First, income from underwriting operations has decreased, and, second, the Company's increased investment in municipal bonds has decreased the amount of taxable income. The Company's tax benefit represents 42.6% of the pre-tax net loss for the nine-month period ended September 30, 2001 compared to tax expense of 29.0% of the pre-tax net income reported for the nine-month period ended September 30, 2000. Additionally, the tax benefit for the three-month period ended September 30, 2001 was 39.9% of the pre-tax net loss compared to tax expense of 26.5% of the pre-tax net income for the same period in 2000. The change in the rates for both the nine and three-month periods ended September 30, 2001 are due primarily to increased interest income from tax-exempt municipal bonds, and, to a lesser extent, an adjustment of the 2000 income tax expense.

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

                                                              Restated See Note 1
                                                                 September 30,        December 31,          September 30,
     Investments                                                     2001                 2000                  2000
---------------------------------------------------------------------------------------------------------------------------
         Invested Assets                                           $241,515,556          $232,367,776          $223,448,782
         Net Investment Income                                        7,441,841             9,163,062             6,800,513
         Percent of Return to Average Carrying Value                       4.3%                  4.0%                  4.0%
         Realized (Losses) Gains                                   (15,878,304)            11,805,350             7,275,290
         Change in Unrealized Gains (Losses)                          9,403,326             4,239,902             3,146,022
---------------------------------------------------------------------------------------------------------------------------

The net unrealized gain of $9.4 million for the first nine months of 2001 consists of a $0.4 million unrealized gain on fixed maturities and a $9.0 million unrealized gain on the Company's equity portfolio. Management has begun to increase its tax-free bond holdings and de-emphasize the equity portfolio, but is optimistic that the recent downturn in the value of its equity investments is temporary and that the current market conditions will provide an even greater opportunity to invest and build shareholder value over the long term.

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




CAPITOL TRANSAMERICA CORPORATION



/s/ George A. Fait
---------------------------
George A. Fait
Chairman of the Board and President



/s/ Paul J. Breitnauer
-----------------------------
Paul J. Breitnauer
Vice President and Treasurer